Form 10-Q
period 2022-03-31
Vigil Neuroscience, Inc.
filed 2022-05-12
CIK 1827087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock outstanding as of April 30, 2022 was 28,266,815, par value $0.0001 per share.

i

SUMMARY RISK FACTORS

We are subject to numerous risks and uncertainties, including those further described below in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
our ability to scale up our manufacturing and processing approaches to appropriately address our anticipated commercial needs, which will require significant resources
•
the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our development candidates and product candidates;
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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material Risks Associated with Our Business” and under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission, or the SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$163,324	$91,420
Prepaid expenses and other current assets	7,101	6,063
Total current assets	170,425	97,483
Property and equipment, net	533	301
Operating lease right-of-use assets	725	882
Financing lease right-of-use assets	86	91
Restricted cash	927	927
Other assets	116	2,757
Total assets	$172,812	$102,441
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable (1)	$2,713	$3,977
Accrued expenses and other current liabilities (1)	3,152	5,031
Operating lease liabilities	691	830
Financing lease liabilities	43	43
Total current liabilities	6,599	9,881
Operating lease liabilities, net of current portion	23	41
Finance lease liabilities, net of current portion	12	23
Total liabilities	6,634	9,945
Commitments and contingencies (Note 13)
Series A convertible preferred stock, net of issuance costs, $0.0001 par value; 0 share authorized as of March 31, 2022 and 28,522,592 shares authorized as of December 31, 2021; 0 share issued and outstanding as of March 31, 2022 and 28,522,592 shares issued and outstanding as of December 31, 2021; liquidation preference of $0 and $72,647 as of March 31, 2022 and December 31, 2021, respectively	—	72,327
Series B convertible preferred stock, net of issuance costs, $0.0001 par value; 0 share authorized as of March 31, 2022 and 25,657,096 shares authorized as of December 31, 2021; 0 share issued and outstanding as of March 31, 2022 and 25,657,096 shares issued and outstanding as of December 31, 2021; liquidation preference of $0 and $90,000 as of March 31, 2022 and December 31, 2021, respectively	—	89,612
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value, 10,000,000 and 0 shares authorized as of March 31, 2022 and December 31, 2021; 0 share issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2022 and 72,000,000 shares authorized at December 31, 2021; 28,311,138 shares issued as of March 31, 2022 and 1,748,879 shares issued as of December 31, 2021; and 28,266,815 shares outstanding as of March 31, 2022 and 1,724,950 shares outstanding as of December 31, 2021	3	—
Additional paid-in capital	253,338	2,386
Accumulated deficit	(87,163)	(71,829)
Total stockholders’ equity (deficit)	166,178	(69,443)
Total liabilities, convertible preferred stock and stockholders’ deficit	$172,812	$102,441

(1)
Includes related party amounts of $69 (accrued expenses and other current liabilities) at March 31, 2022; $221 (accrued expenses and other current liabilities) at December 31, 2021 (see Note 12).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development (2)	$10,365	$6,753
General and administrative	4,967	1,165
Total operating expenses	15,332	7,918
Loss from operations	(15,332)	(7,918)
Other income (expense):
Change in fair value of the related party antidilution obligation	—	(252)
Change in fair value of Series A preferred stock tranche obligation	—	(21)
Interest income, net	2	2
Other income (expense), net	(4)	(2)
Total other expense, net	(2)	(273)
Net loss and comprehensive loss	$(15,334)	$(8,191)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(5.46)
Weighted-average common shares outstanding, basic and diluted	26,660,246	1,499,843

(2)
Includes related party amounts of $67 for the three months ended March 31, 2022, and $680 for the three months ended March 31, 2021 (see Note 12).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2020	18,707,126	$47,034	1,748,879	$—	$263	$(28,546)	$(28,283)
Stock-based compensation expense	—	—	—	—	333	-	333
Net loss	—	—	—	—	-	(8,191)	(8,191)
Balances at March 31, 2021	18,707,126	$47,034	1,748,879	$—	$596	$(36,737)	$(36,141)

Balances at December 31, 2021	54,179,688	$161,939	1,724,950	$—	$2,386	$(71,829)	$(69,443)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(54,179,688)	(161,939)	19,536,870	2	161,937	—	161,939
Issuance of common stock from initial public offering, net of issuance costs of $10.0 million	—	—	7,000,000	1	87,985	—	87,986
Exercise of stock options	—	—	4,995	—	9	—	9
Stock-based compensation	—	—	—	—	1,021	—	1,021
Net loss	—	—	—	—	—	(15,334)	(15,334)
Balances at March 31, 2022	—	$—	28,266,815	$3	$253,338	$(87,163)	$166,178

The accompanying notes are an integral part of these condensed consolidated financial statements

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,334)	$(8,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,021	333
Non-cash operating lease expense	219	—
Change in fair value of the related party antidilution obligation	—	252
Change in fair value of Series A preferred stock tranche obligation	—	21
Depreciation and amortization	18	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(987)	490
Other non-current assets	(16)	—
Accounts payable	(1,339)	2,070
Accrued expenses and other current liabilities	(1,508)	262
Operating lease liabilities	(218)	—
Net cash used in operating activities	(18,144)	(4,763)
Cash flows from investing activities:
Purchases of property and equipment	(142)	—
Net cash used in investing activities	(142)	—
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	90,191	—
Payments of finance lease obligations	(10)	—
Proceeds from stock options exercised	9	—
Net cash provided by financing activities	90,190	—
Net increase in cash and cash equivalents	71,904	(4,763)
Cash, cash equivalents and restricted cash at beginning of period	92,347	24,151
Cash, cash equivalents and restricted cash at end of period	$164,251	$19,388
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A & Series B Preferred Stock to common stock, net of Issuance costs	$161,939	$—
Deferred offering costs paid in the prior year	$1,887	$—
Offering costs included in accounts payable and accrued expenses	$318	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$62	$—
Other assets in accounts payable and accrued expenses	$94	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$102	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Reverse Stock Split

On December 30, 2021, the Company effected a one-for-2.7732 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios of each series of the Company’s preferred stock (see Note 7). Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the preferred stock conversion ratios.

Liquidity

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2022, the Company had cash and cash equivalents of $163.3 million and an accumulated deficit of $87.2 million. In January 2022, the Company completed its initial public offering (“IPO”) of its common stock which resulted in net proceeds of $88.0 million. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its cash and cash equivalents will be sufficient to fund current operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

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

The condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Vigil are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2021, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 25, 2022. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

The Company's significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 25, 2022, or the 2021 Form 10-K. Since the date of those financial statements, there have been no material changes to Vigil’s significant accounting policies except as noted below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, research and development expenses and related prepaid or accrued costs and the valuation of common stock, Related Party Antidilution Obligation (as defined in Note 11) and Series A Preferred Stock Tranche Obligation. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity when purchased of three months or less to be cash equivalents. Cash equivalents are reported at fair value. At March 31, 2022 and December 31, 2021, the Company’s cash equivalents were in money market funds. As of each balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

In connection with the Company’s lease agreement entered into in September 2021 (see Note 13), the Company is required to maintain a certificate of deposit (“CD”) of $0.9 million for the benefit of the landlord.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the unaudited condensed consolidated balance sheets that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (in thousands):

	March 31, 2022	March 31, 2021

Cash and cash equivalents	$163,324	$19,388
Restricted cash, non-current	927	—
Total cash, cash equivalents and restricted cash	$164,251	$19,388

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

The following is the summary of property and equipment and related accumulated depreciation as of March 31, 2022 (in thousands):

	Useful Life	March 31, 2022	December 31, 2021
Computer software and equipment	3 years	$16	$16
Furniture and fixtures	5 years	36	9
Lab equipment	5 years	192	192
Leasehold improvements	Lesser of (i) useful life or (ii) lease term	—	—
Construction in progress		317	99
Total property and equipment		561	316
Less: accumulated depreciation		(28)	(15)
Total property and equipment, net		$533	$301

Depreciation expense was $13 thousand during the three months ended March 31, 2022. The Company did not have any property and equipment during the three months ended March 31, 2021.

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

3. Fair Value Measurements

The following table presents the Company’s fair value hierarchy for its assets and liabilities items that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$67,944	$—	$—	$67,944
Restricted cash (non-current)	927	$—	$—	$927
	$68,871	$—	$—	$68,871

	Fair Value Measurement at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$67,942	$—	$—	$67,942
Restricted cash (non-current)	927	$—	$—	$927
	$68,869	$—	$—	$68,869

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 for the three months ended March 31, 2022 and for the year ended December 31, 2021, respectively.

Related Party Antidilution Obligation

The Company was obligated to issue Series A convertible preferred stock with an antidilution provision as part of a license agreement with Amgen (see Note 11). The Related Party Antidilution Obligation is included within the Level 3 fair value hierarchy. The Related Party Antidilution Obligation was valued using a probability-weighted expected return method. The valuation model requires a variety of inputs, including the probability of occurrence of events that would trigger the issuance of additional shares, the expected timing of such events, the expected value of the contingently issuable equity upon occurrence of a triggering event and a discount rate. The Related Party Antidilution Obligation was remeasured on May 1, 2021, and December 31, 2020, with changes in fair value recognized within changes in fair value of the Related Party Antidilution Obligation in the consolidated statements of operations and comprehensive loss.

The significant unobservable inputs used in the valuation model to measure the Related Party Antidilution Obligation that are categorized within Level 3 of the fair value hierarchy, as of March 31, 2021 are as follows:

Expected term (years)	0.59
Risk-free rate	0.05%
Probability of finance event occurring	90%

At December 31, 2020, the Company had a $4.2 million liability related to the Related Party Antidilution Obligation. During the three months ended March 31, 2021, the Company recorded a $0.3 million increase in fair value of the Related Party Antidilution Obligation. On May 28, 2021, the Company completed the second closing pursuant to the Series A Convertible Preferred Stock Purchase Agreement which resulted in the Company raising net cash proceeds from financing activities in excess of the $45.0 million Related Party Antidilution Obligation cap. The second closing triggered the settlement of the remaining Related Party Antidilution Obligation, resulting in the issuance of 1,963,093 shares of Series A convertible preferred stock to Amgen with a fair value of $5.1 million.

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

The significant unobservable inputs used in the valuation model to measure the Series A Preferred Stock Tranche Obligation that is categorized within Level 3 of the fair value hierarchy as of March 31, 2021 are as follows:

March 31, 2021
Probability of meeting Series A milestones	90%
Time until Series A milestones (years)	0.59
Risk-free rate	0.05%
Expected value adjustment to Series A if second tranche milestones are not met	10%

The Related Party Antidilution Obligation and Series A Preferred Stock Tranche Obligation were settled in May 2021 (see Note 7).

The following table sets forth a rollforward of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy (in thousands):

	Related Party Antidilution Obligation	Series A Preferred Stock Tranche Obligation	Total
Ending balance at December 31, 2020	$4,247	$303	$4,550
Change in fair value	252	21	273
Issuance of Series A preferred shares in partial settlement of related party antidilution obligation	—	—	—
Ending balance at March 31, 2021	$4,499	$324	$4,823

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Research and development	$4,924	$5,597
Business insurance	1,709	107
Other	468	359
Total	$7,101	$6,063

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Research and development	$1,290	$1,422
Payroll and employee related	821	2,017
Professional fees	782	933
Deferred IPO	—	543
Other	259	116
Total	$3,152	$5,031

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

Options under the 2020 Plan may be designated as incentive stock options or non-statutory stock options. The options granted under the 2020 Plan are either service-based options or performance-based options. As of March 31, 2022, 3,084,068 options were issued and outstanding under the 2020 Plan.

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

In March of 2022, as part of the Company's annual grant of equity, the Company issued 802,145 stock options to employees. As of March 31, 2022, 839,345 options were issued and outstanding under the 2021 Plan.

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

No stock-based compensation expense was recognized during the three months ended March 31, 2022 related to the 2021 ESPP.

Stock-Based Compensation Expense

The Company recorded stock-based compensation of $1.0 million, and $0.3 million during the three months ended March 31, 2022 and March 31, 2021, respectively. Stock-based compensation expense was classified as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$580	$121
General and administrative	441	212
Total stock-based compensation	$1,021	$333

At March 31, 2022, there was approximately $17.0 million unrecognized stock-based compensation expense related to unvested options, which is expected to be recognized over a weighted-average period of 3.28 years. At March 31, 2022, there was approximately $0.3 million unrecognized stock-based compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.09 years.

7. Preferred Stock

Convertible Preferred Stock

The Series A preferred stock and Series B preferred stock, described in more detail below, converted into 10,285,077 shares and 9,251,793 shares of common stock in January 2022 as part of our IPO.

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

The Company concluded that the Series A Preferred Stock Tranche Obligation met the definition of a freestanding financial instrument, as the Series A Preferred Stock Tranche Obligation was legally detachable and separately exercisable from the Series A convertible preferred stock. Therefore, the Company allocated the proceeds from the September 2020 issuance between the Series A Preferred Stock Tranche Obligation and the Series A convertible preferred stock, including those issued in exchange for the SAFE. As the Series A convertible preferred stock is redeemable upon a deemed liquidation event at the election of the holder-controlled Board, and therefore outside of the control of the Company, the Series A Preferred Stock Tranche Obligation was classified as a liability and recorded at its fair value of $0.3 million at both inception and as of December 31, 2020. The Series A Preferred Stock Tranche Obligation was remeasured at fair value at each reporting period, with changes in fair value recorded in change in fair value of the Series A Preferred Stock Tranche Obligation in the condensed consolidated statements of operations and comprehensive loss (see Note 3).

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

Upon issuance of each class of the Convertible Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed upon the issuance date of each class of the Convertible Preferred Stock or as of March 31, 2022 and December 31, 2021.

The holders of Convertible Preferred Stock had the followings rights and privileges:

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

The conversion ratio of each series of the Convertible Preferred Stock is determined by dividing the Original Issuance Price of each series by the Conversion Price of each series. The Original Issuance Price per share is $2.547 for Series A convertible preferred stock and $3.5078 for Series B convertible preferred stock. The Conversion Price per share at issuance was $7.063 for Series A convertible preferred stock and $9.7278 for Series B convertible preferred stock, each subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments, including adjustment if common stock is issued for less than the Original Issue Price of each series of Convertible Preferred Stock. Accordingly, as of December 31, 2021, each share of each series of Convertible Preferred Stock was convertible into shares of common stock on a one-for-one basis.

8. Common Stock

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board. During each of the three months ended March 31, 2022 and 2021, no dividends have been declared or paid.

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

Upon the closing of the IPO, 54,179,688 shares of outstanding convertible preferred stock were automatically converted into 19,536,870 shares of common stock, after the effect of the one-for-2.7732 reverse stock split, with the related carrying value of $161.9 million reclassified to common stock and additional paid-in capital. In connection with the IPO, the Company amended and restated its certificate of incorporation to change the authorized capital stock to 150,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share.

The Company has reserved the following number of shares of common stock for the exercise of outstanding stock options and future issuance of stock-based awards.

	March 31, 2022	December 31, 2021
Common stock options	3,923,413	3,089,065
Shares available for issuance under the 2020 Plan	—	276,261
Shares available for issuance under the 2021 Plan	2,305,936	3,145,281
Shares available for issuance under the 2021 ESPP	286,127	286,127
Series A convertible preferred stock outstanding	—	10,285,087
Series B convertible preferred stock outstanding	—	9,251,793
Total common stock reserved for future issuance	6,515,476	26,333,614

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(15,334)	$(8,191)
Denominator:
Weighted-average common shares outstanding, basic and diluted	26,660,246	1,499,843
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(5.46)

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

	Three Months Ended March 31,
	2022	2021
Series A convertible preferred stock	—	6,745,679
Related party antidilution obligation	—	707,880
Options to purchase common stock – service based	3,712,784	1,022,000
Options to purchase common stock – performance based	210,629	229,019
Unvested restricted common stock	126,959	242,650
Total	4,050,372	8,947,228

10. Leases

In February 2021, the Company entered into an equipment lease with lease term of 24 months commencing in April 2021. The lease includes an option to purchase the equipment at fair market value at the end of the lease term.

In July 2021, the Company entered into a lease for laboratory space in Cambridge, Massachusetts, with an initial term of one year commencing in April 2021, with a month-to-month option to renew at the end of the initial lease term (see Note 12). At inception, the Company determined that it was reasonably certain that it would elect options to renew the lease through September 2022 and have included these renewal options into the initial determination of the lease term. In March 2021, the Company revised its estimated lease term with an estimated termination date of December 31, 2022.

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

At March 31, 2022, the weighted-average remaining lease terms related to the finance and operating leases are 1.2 years and 0.7 years, respectively.

As the Company’s operating leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate was based on the term of the lease, the economic environment of the lease and reflect the rate the Company would have had to pay to borrow on a secured basis. The weighted-average discount rates used at the time that the leases were evaluated were 5.20% for the finance leases and 6.34% for the operating leases.

11. Related Party License Agreement

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

As initial consideration for the license, the Company made a one-time, non-creditable, non-refundable upfront payment of $0.5 million. As additional consideration for the license, the Company is required to pay Amgen up to $80.0 million in the aggregate upon the achievement of specified regulatory milestones for the first monoclonal antibody agonist of TREM2 agonist (“mAb”) product and the first small molecule TREM2 agonist product and aggregate milestone payments of up to $350.0 million upon the achievement of specific commercial milestones across all mAb products and small molecule products. No regulatory or commercial milestones have been achieved to date under the Amgen Agreement. The Company is also required to pay tiered royalties of low to mid single-digit percentages on annual net sales of the products covered by the license. In the event that the exploitation of a product is not covered by a valid claim within the licensed patent rights, then the royalty rate with respect to the net sales shall be subject to a customary reduction by a certain percentage. The royalty term will terminate on a country-by-country basis on the later of (i) the expiration date of the last valid claim within the licensed patent rights, and (ii) the tenth (10th) anniversary of the first commercial sale of such product in such country. Further, the Company was required to reimburse Amgen for amounts it paid to its contract manufacturers on the Company’s behalf. During the three months ended March 31, 2021, the Company incurred $0.7 million in contract manufacturing costs. No additional costs were incurred during the three months ended March 31, 2022. These costs are recognized as research and development expense over the period that the goods are provided, as applicable.

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

As of March 31, 2022, Amgen owned approximately 11.34% of the Company’s outstanding shares of capital stock.

Amounts paid with respect to goods provided by Amgen on the Company’s behalf under the Amgen Agreement are recognized as research and development expense as such amounts are incurred. For the three months ended March 31, 2022 and 2021, the Company recognized $0 and $0.7 million, respectively, of expense in connection with goods provided by Amgen.

12. Related Party Transactions

Atlas

The Company entered into various lease agreements with Atlas Venture Fund XII, L.P., a principal stockholder of the Company, and incurred lease costs of less than $67 thousand for the three months ended March 31, 2022, and $16 thousand for the three months ended March 31, 2021. The lease payments are included in general and administrative expenses for office space and research and development expenses for lab space in the condensed consolidated statements of operations and comprehensive loss. The Company recorded an operating lease right-of-use asset and a lease liability for $0.2 million as of March 31, 2022. The right-of-use asset is included in operating lease right-of-use assets and the lease liability is included as an operating lease liability in the Company’s condensed consolidated balance sheet as of March 31, 2022. As of March 31, 2022, the Company recognized $69 thousand in accrued expenses associated with the leases.

In September 2021, the Company terminated its short-term related party leases with Atlas Venture Fund XII, L.P. The effective termination date of the leases was in the fourth quarter of 2021.

Amgen, Inc.

Under the Amgen Agreement, the Company was obligated to issue shares of Series A convertible preferred stock to Amgen, a principal stockholder of the Company. Additionally, in consideration for the rights assigned and license conveyed under the Amgen Agreement, Amgen received upfront consideration in the form of Series A convertible preferred stock, and is entitled to receive milestone and royalty payments upon specified conditions and received payments from the Company for providing ongoing services under the agreement (see Note 11).

Expenses to reimburse Amgen’s contract manufacturers incurred by the Company were $0 and $0.7 million during the three months ended March 31, 2022 and March 31, 2021, respectively. These costs are included in research and development expenses in the condensed consolidated statements of operations and comprehensive loss.

The Company did not have any amounts in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet as of March 31, 2022. As of December 31, 2021, $0.2 million was due to Amgen by the Company and was included in accruals in the consolidated balance sheet.

The Company did not have any amounts in prepaids as of March 31, 2022 and December 31, 2021, respectively.

13. Commitments and Contingencies

License Agreement

The Company entered into a license agreement with Amgen (see Note 11).

Letter of Credit

In September 2021, in connection with the Watertown, Massachusetts lease, the Company entered into a $0.9 million standby letter of credit which initially expires on September 10, 2022. The standby letter of credit will automatically renew for subsequent annual periods through December 2032. Remittance of funds from the letter of credit was not probable and the full amount was available as of September 2021. The Company did not recognize a liability in the condensed consolidated balance sheet.

Purchase Commitment

In November 2021, the Company entered into a statement of work ("SOW") with FUJIFILM Diosynth Biotechnologies Texas, LLC for $3.8 million under our existing master services agreement for the manufacturing of VGL101. If the Company terminates the SOW before completion, it may be required to pay fees ranging from 0% to 100%. The amount due upon an early termination depends on the length of time prior to the commencement of specific stages of the SOW. As of March 31, 2022, no significant work had begun. The SOW is expected to be incurred over approximately 2 years.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenses will be incurred and can be reasonably estimated. As of March 31, 2022, the Company does not have any significant legal disputes that require a loss liability to be recorded.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the “Selected Consolidated Financial Data” section of this Quarterly Report on Form 10-Q (this "Quarterly Report") and our consolidated financial statements and related notes included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing includes forward-looking statements that involve risks and uncertainties. Many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, may materially and adversely affect our actual results, which may differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

ALSP affects an estimated 10,000 people in the U.S., with about 1,000 to 2,000 new cases annually. ALSP has been diagnosed in countries around the world, with major clusters in North America (U.S. and Canada), Central and Northern Europe, and Asia. ALSP is caused by loss-of-function mutations in the Colony Stimulating Factor 1 Receptor (CSF1R), a receptor that shares a common downstream signaling pathway with TREM2. The therapeutic rationale for VGL101 is to compensate for CSF1R loss-of-function by activating TREM2. We have generated robust preclinical evidence that suggests TREM2 agonism can rescue CSF1R loss-of-function. We have completed dosing of the 20 mg/kg single ascending dose (SAD) cohort without any safety signals and are currently dosing the 20 mg/kg multiple ascending dose (MAD) cohort in our Phase 1 trial of VGL101 in healthy volunteers for ALSP. We continue to engage with the FDA regarding the partial clinical hold at doses above 20 mg/kg. Accordingly, we submitted data to the FDA from a 6-month GLP toxicology study in nonhuman primates in which we observed no adverse findings and Phase 1 SAD clinical data. We believe that 20 mg/kg is a clinically-relevant dose in ALSP.

We believe engagement with patients and the scientific and provider communities is central to our approach in rare neurodegenerative diseases. In September 2021, we began a natural history study of ALSP patients to better characterize the patient journey, inform our clinical trial design, and facilitate recruitment into our clinical trials. We also actively support a patient advocacy organization and have established the world’s first patient-facing ALSP informational website to build disease awareness. In addition, we launched a global ALSP patient registry to further understand patient and caregiver journey, disease burden, and health economic outcomes.

In addition to VGL101 development in ALSP, we are planning to initiate a Phase 1b biomarker-based clinical trial with VGL101 for Alzheimer’s disease (AD) in genetically defined populations of AD patients with or without the relevant TREM2 variants. We also intend to expand VGL101 development for the treatment of additional rare leukoencephalopathies and leukodystrophies in which microglia play an essential role, including cerebral adrenoleukodystrophy (cALD).

We are also developing a novel small molecule TREM2 agonist suitable for oral delivery to treat common neurodegenerative diseases associated with microglial dysfunction, with an initial focus on AD in genetically defined subpopulations. In the first quarter of 2022, we initiated IND-enabling studies for this program.

We believe our microglia focus, precision medicine approach, and pipeline, which spans multiple modalities, strongly position us to become a differentiated leader in the neurodegenerative therapeutic space.

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily through proceeds from our initial public offering of our common stock, the sale of shares of our convertible preferred stock and a Simple Agreement for Future Equity, or SAFE. As of March 31, 2022, we had $163.3 million of cash and cash equivalents. As of March 31, 2022, we raised aggregate gross proceeds of $238.0 million from the sale of equity securities as follows:

•
During the period from June 22, 2020 (inception) to December 31, 2021, we raised $5.0 million gross proceeds from the SAFE which was subsequently converted to 1,963,093 shares of Series A convertible preferred stock, $45.0 million gross proceeds from the issuance of 17,687,840 shares of Series A convertible preferred stock at a purchase price of $2.547 per share, and $90.0 million gross proceeds from the issuance of 25,657,096 shares of Series B convertible preferred stock at $3.5078 per share. Costs associated with these issuances were approximately $0.6 million.
•
During the three months ended March 31, 2022, we completed the initial public offering of our common stock, in which we issued an aggregate of 7,000,000 shares of common stock at a price of $14.00 per share, for gross cash proceeds of $98.0 million, before underwriting discounts and commissions. We received approximately $88.0 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2024.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current therapeutic candidates or any future therapeutic candidates. Our accumulated deficit was $71.8 million at December 31, 2021 and $87.2 million at March 31, 2022, respectively. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future therapeutic candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

Exclusive License Agreement with Amgen Inc.

In July 2020, we entered into an exclusive license agreement, or the Amgen Agreement, with Amgen Inc., or Amgen, pursuant to which we have been granted an exclusive, royalty-bearing license to certain intellectual property rights owned or controlled by Amgen, to commercially develop, manufacture, use, distribute and sell therapeutic products containing compounds that bind to TREM2. In addition, we are required to reimburse Amgen for amounts it paid to its contract manufacturers on our behalf. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for more information on the Amgen Agreement.

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
•
expenses incurred in connection with the discovery, preclinical studies and clinical development of our VGL101 and small molecule TREM2 agonist program;
•
expenses incurred under agreements with third parties, such as consultants, clinical investigators, contractors and contract research organizations, or CROs, that assist with (i) the preclinical studies and clinical development of VGL101 and (ii) identification of potential therapeutic candidates in our small molecule TREM2 agonist program;
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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Direct, external research and development expenses by program:
VGL101	$3,581	$3,605
Small molecule TREM2	2,606	1,103
Unallocated research and development expenses:
External costs and other	882	686
Facilities, personnel-related, and other	3,296	1,359
Total research and development expenses	$10,365	$6,753

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

Other Income (Expense)

Change in Fair Value of Related Party Antidilution Obligation

Pursuant to the Amgen Agreement, we agreed to issue Amgen equity in an amount equal to 25% of our capital stock on a fully diluted basis until such time as we have raised an aggregate of $45.0 million in net cash proceeds from financing activities relating to dilutive transactions including the Related Party Antidilution Obligation. In September 2020, we completed the first closing pursuant to the Series A Convertible Preferred Stock Purchase Agreement, and as a result issued Amgen 6,928,566 shares of Series A convertible preferred stock such that Amgen’s ownership represented 25% of the post-closing capitalization on a fully diluted basis. The Related Party Antidilution Obligation was separately exercisable from the Amgen Agreement and was classified as a liability and recorded at fair value in the consolidated balance sheet with a corresponding charge to research and development at inception of the license agreement in July of 2020. The Related Party Antidilution Obligation was remeasured at fair value at each reporting period, with changes in fair value recorded in change in fair value of Related Party Antidilution Obligation in the consolidated statement of operations and comprehensive loss. In September 2020, the Related Party Antidilution Obligation was partially settled through the issuance of 6,928,566 shares of Series A convertible preferred stock with a fair value of $17.5 million. In May 2021, we settled the remaining Related Party Antidilution Obligation in full with the second closing pursuant to the Series A Convertible Preferred Stock Purchase Agreement. Amgen received an additional 1,963,093 shares of Series A convertible preferred stock with a fair value of $5.1 million. These shares were subsequently converted into common stock in connection with the Company's IPO.

Change in Fair Value of Series A Preferred Stock Tranche Obligation

In September 2020, we entered into the Series A Convertible Preferred Stock Purchase Agreement and issued 9,815,467 shares of Series A convertible preferred stock at a purchase price of $2.547 per share, for gross cash proceeds of $25.0 million. The gross proceeds were offset by $0.2 million of issuance costs and $0.2 million related to the Series A Preferred Tranche Obligation. As part of the September 2020 Series A Convertible Preferred Stock Purchase Agreement, the investors were contingently obligated to purchase 7,852,373 additional shares of Series A convertible preferred stock at $2.547 per share upon the satisfaction of specified research and development milestones, collectively, the Series A Preferred Stock Tranche Obligation. The Series A Preferred Stock Tranche

Obligation was legally detachable and separately exercisable from the Series A convertible preferred stock. As such, we allocated the proceeds from the September 2020 issuance between the Series A Preferred Stock Tranche Obligation and the Series A convertible preferred stock. As the Series A convertible preferred stock is redeemable upon a deemed liquidation event at the election of the holder controlled Board, and therefore outside of the control of our company, the Series A Preferred Stock Tranche Obligation was classified as a liability and recorded at its fair value. The Series A Preferred Stock Tranche Obligation was remeasured at fair value at each reporting period, with changes in fair value recorded in change in fair value of Series A Preferred Stock Tranche Obligation in the condensed consolidated statement of operations and comprehensive loss.

Interest Income, net

Interest income, net consists of interest earned from our cash and cash equivalents and restricted cash. We expect our interest income will increase slightly as we invest the cash received from our sales of Series B preferred stock and the net proceeds from our IPO. Interest income was immaterial during the three months ended March 31, 2022, and March 31, 2021.

Other Expense, net

Other expense, net includes gains and losses from the remeasurement of foreign currency transactions into our functional currency. Other expense, net was immaterial during the three months ended March 31, 2022, and March 31, 2021.

Results of Operations

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 compared with three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Operating expenses:
Research and development	$10,365	$6,753
General and administrative	4,967	1,165
Total operating expenses	15,332	7,918
Loss from operations	(15,332)	(7,918)
Other income (expense):
Change in fair value of the related party antidilution obligation	—	(252)
Change in fair value of Series A preferred stock tranche obligation	—	(21)
Interest income	2	2
Other income (expense), net	(4)	(2)
Total other expense, net	(2)	(273)
Net loss and comprehensive loss	$(15,334)	$(8,191)

Research and Development Expenses

Research and development expenses were $10.4 million for the three months ended March 31, 2022, as compared to $6.8 million for the three months ended March 31, 2021. The increase of $3.6 million consisted primarily of the following:

•
$1.9 million of facilities, personnel-related and other expenses, of which $1.5 million related to personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.3 million
•
$1.5 million of small molecule TREM2 agonist program expenses, including $0.8 million increase in lead optimization expenses;
•
$0.6 million of other VGL101 program expenses

The increase in research and development expenses were partially offset by a $0.6 million in external manufacturing expenses due to timing of manufacturing runs of VGL101.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the three months ended March 31, 2022, as compared to $1.2 million for the three months ended March 31, 2021. The increase of $3.8 million consisted primarily of the following:

•
$1.4 million of professional fees, including legal, accounting and other expenses;
•
$1.2 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.4 million; and
•
$1.2 million of other headcount related expenses and costs associated with operating as a public company, including $0.5 million of Business Insurance

Change in Fair Value of Related Party Antidilution Obligation

The change in fair value of Related Party Antidilution Obligation was $0 for the three months ended March 31, 2022, as compared to $0.3 million for the three months ended March 31, 2021. This decrease of $0.3 million was related to the May 2021 settlement of the Related Party Antidilution Obligation associated with the Amgen Agreement. On September 18, 2020, we completed the first closing pursuant to the Series A Convertible Preferred Stock Purchase Agreement which triggered the partial settlement of the Related Party Antidilution Obligation resulting in the issuance of 6,928,566 shares of its Series A convertible preferred stock to Amgen. On May 28, 2021, we completed the second closing pursuant to the Series A Convertible Preferred Stock Purchase Agreement which resulted in our raising of net cash proceeds from financing activities in excess of the $45.0 million Related Party Antidilution Obligation cap. The second closing triggered the settlement of the remaining Related Party Antidilution Obligation, resulting in the issuance of 1,963,093 shares of Series A convertible preferred stock to Amgen with a fair value of $5.1 million.

Change in Fair Value of Series A Preferred Stock Tranche Obligation

The change in fair value of Series A Preferred Stock Tranche Obligation was $0 for the three months ended March 31, 2022 as compared to $21 thousand for the three months ended March 31, 2021. This decrease of $21 thousand related to the May 2021 settlement of the Series A Preferred Stock Tranche Obligation associated with the Series A Convertible Preferred Stock Purchase Agreement. In May 2021, we settled the Series A Tranche Obligation with the issuance of 7,852,373 shares of our Series A Convertible Preferred Stock.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our therapeutic candidates. Since our inception through March 31, 2022, we have funded our operations with net proceeds from sales of our convertible preferred stock, issuance of our common stock from our initial public offering, and SAFE. As of March 31, 2022, we had cash and cash equivalents of $163.3 million.

In January 2022, we completed the initial public offering of our common stock, in which we issued an aggregate of 7,000,000 shares of common stock, at a price of $14.00 per share, for gross cash proceeds of $98.0 million, before underwriting discounts and commissions. We received approximately $88.0 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses of $10.0 million.

Based on our current operating plan, we expect the net proceeds from our IPO, together with our existing cash, will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2024.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Net cash used in operating activities	$(18,144)	$(4,763)
Net cash used by investing activities	(142)	—
Net cash provided by financing activities	90,190	—
Net increase in cash, cash equivalents and restricted cash	$71,904	$(4,763)

Operating Activities

During the three months ended March 31, 2022, operating activities consisted primarily of our net loss of $15.3 million, partially offset by (i) $4.1 million of changes in operating assets and liabilities, (ii) $1.0 million stock-based compensation expense, and (iii) $0.2 million change in operating lease expenses. The net loss primarily consisted of $10.3 million of research and development expenses, and $5.0 million of general and administrative expenses.

During the three months ended March 31, 2021, operating activities consisted primarily of our net loss of $8.2 million, partially offset by (i) $0.3 million change in Related Party Antidilution Obligation, (ii) $2.8 million of changes in operating assets and liabilities and (iii) $0.3 million stock-based compensation expense. The net loss primarily consisted of $6.8 million of research and development expenses, $1.2 million of general and administrative expenses and a $0.3 million unfavorable change in fair value of Related Party Antidilution.

Investing Activities

During the three months ended March 31, 2022, net cash used by investing activities consisted of $0.1 million of purchases of property and equipment.

During the three months ended three months ended March 31, 2021, there was no net cash used by investing activities.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities consisted primarily of $88.0 million in net proceeds from the issuance of common stock upon initial public offering.

During the three months ended March 31, 2021, there was no net cash provided by financing activities.

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

In February 2021, we entered into a master services agreement with FUJIFILM Diosynth Biotechnologies UK Limited, FUJIFILM Diosynth Biotechnologies Texas, LLC, FUJIFILM Diosynth Biotechnologies U.S.A., Inc, and FUJIFILM Diosynth Biotechnologies Denmark ApS, or collectively, FUJIFILM. In November 2021, we entered into a statement of work with FUJIFILM for $3.8 million under our existing master services agreement for the manufacturing of VGL101. If we terminate the statement of work before completion, we may be required to pay fees ranging from 0% to 100%. The amount due upon an early termination depends on the length of time prior to the commencement of specific stages of the statement of work. As of March 31, 2022, no significant work had begun. The statement of work is expected to be incurred over approximately 2 years.

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

Critical Accounting Policies and Significant Judgments and Estimates

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

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Recently Issued Accounting Pronouncements

There have been no other material changes to the significant accounting policies previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting relating to cut-off of certain general and administrative and research and development expenses. This material weakness resulted in immaterial adjustments to general and administrative expenses, research and development expenses and accrued expenses as of and for the year ending December 31, 2020, and as of and for each of the interim periods ending June 30, 2020 and September 30, 2020, all of which were recorded prior to the issuance of the interim and annual consolidated financial statements. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Despite enhancements we implemented to our internal controls over financial reporting during fiscal year 2021 and continue to make, as the revised and enhanced controls need to be in operation for a sufficient period of time to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of March 31, 2022.

Notwithstanding the material weakness described in Management's Report on Internal Control Over Financial Reporting, our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, before making an investment decision. These risks may materially and adversely affect our business, financial condition, results of operations and prospects. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any, or any significant revenue. Our net loss was $15.3 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $87.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

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

We identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls over the cut-off of certain general and administrative and research and development expenses. This material weakness resulted in immaterial adjustments to general and administrative expenses, research and development expenses and accrued expenses as of and for the year ending December 31, 2020, and as of and for each of the interim periods ending June 30, 2020 and September 30, 2020, all of which were recorded prior to the issuance of the interim and annual consolidated financial statements. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Despite enhancements we implemented to date to our internal controls over financial reporting during fiscal year 2021 and continue to make, as the revised and enhanced controls need to be in operation for a sufficient period of time to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of March 31, 2022.

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

Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing and improving our internal control over financial reporting to comply with the Securities and Exchange Commission’s (SEC) rules and regulations, which will require annual management assessment of the effectiveness of our internal control over financial reporting beginning with the Form 10-K for the year ending December 31, 2022.

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

The ongoing COVID-19 pandemic has broadly affected the global economy, resulted in significant travel and work restrictions in many regions and has put a significant strain on healthcare resources. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain and will depend on continued developments and actions taken by government authorities and businesses to contain or prevent the further spread of ongoing COVID-19 and its variants. The continuation of the worldwide COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the COVID-19 pandemic has adversely impacted economies worldwide and may continue to cause substantial disruption in the financial markets and global supply chains, all of which could adversely affect our business, operations and ability to raise funds to support our operations. While the increased prevalence of vaccinations and treatments have allowed for the partial reopening of the economy, the pandemic continues to be unpredictable. The emergence of additional variants, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the pandemic.

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

We are early in our development efforts, and we have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have invested substantially all of our research efforts to date in identifying potential therapeutic candidates and conducting preclinical studies. As an organization, we are in the process of conducting our first Phase 1 interventional clinical trial in healthy volunteers. Our lead therapeutic candidate, VGL101, is our only product candidate in Phase 1 clinical development for ALSP. We continue to engage with the FDA regarding the partial clinical hold at doses above 20 mg/kg. We initiated our Phase 1 trial in December 2021, and as of today, we have completed dosing of the 20 mg/kg SAD cohort without any safety signals observed and are currently dosing the 20 mg/kg MAD cohort. We believe that 20 mg/kg is a clinically-relevant dose in ALSP. In addition, we have a small molecule program that is in an earlier stage of development, for which we have not yet completed IND-enabling studies. We may never advance these or any future therapeutic candidates through IND-enabling studies or receive clearance from the FDA to commence clinical trials for our therapeutic candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of therapeutic candidates in humans. We initiated a first-in-human clinical trial for VGL101 in healthy volunteers in December 2021 and have identified a second rare microgliopathy, cALD, for which we plan to submit an IND amendment or additional IND, if required, to conduct a Phase 2 trial. We have limited experience as a company in preparing and submitting regulatory filings and have not previously submitted a new drug application (NDA), or a biologics license application (BLA), or other comparable foreign regulatory submission for any therapeutic candidate.

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

We could encounter delays in our development plans when a clinical trial is suspended, placed on clinical hold or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities or recommended for suspension or termination by the Data Safety Monitoring Board (DSMB) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We continue to engage with the FDA regarding the partial clinical hold at doses above 20 mg/kg. Accordingly, we submitted data to the FDA from a 6-month GLP toxicology study in nonhuman primates in which we observed no adverse findings and Phase 1 SAD clinical data. We initiated our Phase 1 trial in December 2021, and as of today, we have completed dosing of the 20 mg/kg SAD cohort without any safety signals and are currently dosing the 20 mg/kg MAD cohort. We believe that 20 mg/kg is a clinically-relevant dose in ALSP. However, if changes in our understanding of the therapeutic concentrations of VGL101 necessitate exploration of doses above 20 mg/kg, and we are unable to reach agreement with the FDA to lift the partial clinical hold, we would be unable to complete our clinical trials of VGL101 in ALSP patients without delays in our clinical development plans and additional clinical development costs, which could impair our ability to obtain U.S. regulatory approval for VGL101.

Additionally, if the results of future clinical trials are inconclusive, we may be required to perform additional clinical trials to support approval. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our therapeutic candidates.

Failure to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or similar regulatory authorities outside the U.S. may delay or prevent us from initiating or continuing clinical trials fo25,657,096r our therapeutic candidates. Because the target patient populations for some of our therapeutic candidates, in particular for rare diseases such as the ones on which we are initially focused, are relatively small, it may be difficult to successfully identify patients for inclusion in clinical trials. This is especially important as we intend to offer to the volunteers of our natural history study enrollment in our planned interventional clinical trial in patients with ALSP and therefore any potential delays in enrollment could have adverse consequences for our planned clinical development program for VGL101.

In addition, we may experience delays or disruptions in the initiation of or enrollment in our planned clinical trials due to the COVID-19 pandemic and changes in local site or IRB policies, availabilities or changes of site staff, reprioritization of hospital resources, restricted access to healthcare professionals and testing sites and other containment measures or concerns among patients about participating in clinical trials during a pandemic. Furthermore, some of our competitors have ongoing clinical trials for therapeutic candidates that treat the same indications we plan to target with our therapeutic candidates, such as Alzheimer’s disease and cALD, and may in the future initiate trials in our lead indication, ALSP. Accordingly, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ therapeutic candidates. Patient enrollment and trial competition may be affected by other factors including:

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

Our inability to identify patients appropriate for enrollment in our observational and interventional clinical trials, or to enroll a sufficient number of patients in such trials, would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our therapeutic candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we are unable to include symptomatic patients with the applicable genetic mutations and/or variations, this could limit our ability to seek participation in the FDA’s expedited development programs, including breakthrough therapy designation and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines.

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

In July 2020, we acquired an exclusive, royalty-bearing license to certain intellectual property rights owned or controlled by Amgen, to commercially develop, manufacture, use, distribute and sell therapeutic products containing compounds that bind to TREM2 (the Amgen Agreement). Under the Amgen Agreement, in consideration for the license, we made an upfront payment of $500,000 and also issued 6,928,566 shares of our Series A preferred stock to Amgen at the time of the initial closing with a subsequent 1,963,093 shares of our Series A preferred stock issued at the time of the milestone closing. As additional consideration for the license, we are required to pay Amgen up to $80.0 million in the aggregate upon the achievement of specified regulatory milestones for the first monoclonal antibody TREM2 agonist (mAb) product and the first small molecule TREM2 agonist product and aggregate milestone payments of up to $350.0 million upon the achievement of specific commercial milestones across all such mAb products and small molecule products. No regulatory or commercial milestones have been achieved to date under the license agreement. We are also required to pay tiered royalties of low to mid single-digit percentages on annual net sales of the products covered by the license. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition. For more information on the terms of the license agreement with Amgen, see Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Furthermore, all of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report apply to the activities of our collaborators.

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

Under the TCJA, as amended by the CARES Act, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Our net operating losses and tax credits may also be impaired or restricted under state law. Our ability to utilize our net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

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

As of April 30, 2022, we had 46 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including identifying, recruiting, integrating, maintaining and motivating additional employees and managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 78% of our outstanding voting stock as of April 30, 2022.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our Annual Report on Form 10-K;
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
•
reduced disclosure obligations regarding executive compensation in our Annual Report on Form 10-K and our periodic reports and proxy statements; and
•
exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our Annual Report on Form 10-K and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

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

We are holding a significant portion of the balance of the net proceeds in a variety of capital preservation investments, including money market funds, short-term investment-grade, interest bearing instruments and U.S. government securities. There has been no material change in the planned proceeds from our IPO, as described in our final prospectus filed with the SEC on January 10, 2022 pursuant to Rule 424(b) under the Securities Act.

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus dated January 6, 2022 and filed with the SEC on January 10, 2022, pursuant to Rule 424(b)(4) (File No. 333-261230) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant ((incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 001-41200) filed on January 11, 2022).

3.2	Amended and Restated Bylaws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K (File No. 001-41200) filed on January 11, 2022).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-261230) filed on January 3, 2022).

10.1

2021 Stock Option and Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-261230) filed on January 3, 2022).

10.2	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-261230) filed on January 3, 2022).

10.3

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-261230) filed on January 3, 2022).

10.4	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-261230) filed on November 19, 2021).

10.5	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-261230) filed on November 19, 2021).

10.6	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-261230) filed on November 19, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vigil Neuroscience, Inc.

Date: May 12, 2022	By:	/s/ Ivana Magovčević-Liebisch
Ivana Magovčević-Liebisch, PhD, JD
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)