Form 10-Q
period 2022-06-30
Vigil Neuroscience, Inc.
filed 2022-08-08
CIK 1827087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2022 was 28,268,331, par value $0.0001 per share.

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
•
We will require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
•
We are early in our development efforts and have never successfully completed any clinical trials, and if we are unable to identify and advance therapeutic candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
•
The results of early preclinical studies are not necessarily predictive of the results of later preclinical studies and any clinical trials of our therapeutic candidates, and interim, topline and preliminary data from our preclinical studies and planned and ongoing clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
We may expend our limited resources to pursue a particular therapeutic candidate or indication, such as our initial focus on developing VGL101 for ALSP, and fail to capitalize on therapeutic candidates or indications that may be more profitable or for which there is a greater likelihood of success. As such, our business is highly dependent on the clinical advancement of our programs and is especially dependent on the success of our lead candidate, VGL101.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$148,912	$91,420
Prepaid expenses and other current assets	6,829	6,063
Total current assets	155,741	97,483
Property and equipment, net	638	301
Operating lease right-of-use assets	512	882
Financing lease right-of-use assets	81	91
Restricted cash	927	927
Other assets	29	2,757
Total assets	$157,928	$102,441
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable (1)	$1,732	$3,977
Accrued expenses and other current liabilities (1)	5,021	5,031
Operating lease liabilities	498	830
Financing lease liabilities	43	43
Total current liabilities	7,294	9,881
Operating lease liabilities, net of current portion	6	41
Finance lease liabilities, net of current portion	2	23
Total liabilities	7,302	9,945
Commitments and contingencies (Note 13)
Series A convertible preferred stock, net of issuance costs, $0.0001 par value; 0 share authorized as of June 30, 2022 and 28,522,592 shares authorized as of December 31, 2021; 0 share issued and outstanding as of June 30, 2022 and 28,522,592 shares issued and outstanding as of December 31, 2021; liquidation preference of $0 and $72,647 as of June 30, 2022 and December 31, 2021, respectively	—	72,327
Series B convertible preferred stock, net of issuance costs, $0.0001 par value; 0 share authorized as of June 30, 2022 and 25,657,096 shares authorized as of December 31, 2021; 0 share issued and outstanding as of June 30, 2022 and 25,657,096 shares issued and outstanding as of December 31, 2021; liquidation preference of $0 and $90,000 as of June 30, 2022 and December 31, 2021, respectively	—	89,612
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value, 10,000,000 and 0 shares authorized as of June 30, 2022 and December 31, 2021; 0 share issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2022 and 72,000,000 shares authorized at December 31, 2021; 28,311,937 shares issued as of June 30, 2022 and 1,748,879 shares issued as of December 31, 2021; and 28,267,614 shares outstanding as of June 30, 2022 and 1,724,950 shares outstanding as of December 31, 2021	3	—
Additional paid-in capital	254,801	2,386
Accumulated deficit	(104,178)	(71,829)
Total stockholders’ equity (deficit)	150,626	(69,443)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$157,928	$102,441

(1)
Includes related party amounts of $75 (accrued expenses and other current liabilities) at June 30, 2022; $221 (accrued expenses and other current liabilities) at December 31, 2021 (see Note 12).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development (2)	$12,097	$8,648	$22,462	$15,401
General and administrative	4,945	2,128	9,912	3,293
Total operating expenses	17,042	10,776	32,374	18,694
Loss from operations	(17,042)	(10,776)	(32,374)	(18,694)
Other income (expense):
Change in fair value of the related party antidilution obligation	—	(584)	—	(836)
Change in fair value of Series A preferred stock tranche obligation	—	(7)	—	(28)
Interest income, net	32	1	34	3
Other income (expense), net	(5)	(1)	(9)	(3)
Total other expense, net	27	(591)	25	(864)
Net loss and comprehensive loss	$(17,015)	$(11,367)	$(32,349)	$(19,558)
Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(7.48)	$(1.18)	$(12.96)
Weighted-average common shares outstanding, basic and diluted	28,150,051	1,518,999	27,409,264	1,509,474

(2)
Includes related party amounts of $75 and $142 for the three and six months ended June 30, 2022, respectively, and $1,782 and $2,462 for the three and six months ended June 30, 2021, respectively (see Note 12).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2020	18,707,126	$47,034	1,748,879	$—	$263	$(28,546)	$(28,283)
Stock-based compensation expense	—	—	—	—	333	—	333
Net loss	—	—	—	—	—	(8,191)	(8,191)
Balances at March 31, 2021	18,707,126	$47,034	1,748,879	$—	$596	$(36,737)	$(36,141)
Issuance of Series A convertible preferred stock, net of issuance costs of $121	7,852,373	19,879	—	—	—	—	—
Reclassification of Series A preferred stock tranche obligation upon settlement	—	331	—	—	—	—	—
Reclassification of the related party antidilution obligation upon settlement	1,963,093	5,083	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	434	—	434
Net loss	—	—	—	—	—	(11,367)	(11,367)
Balances at June 30, 2021	28,522,592	$72,327	1,748,879	$—	$1,030	$(48,104)	$(47,074)

Balances at December 31, 2021	54,179,688	$161,939	1,724,950	$—	$2,386	$(71,829)	$(69,443)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(54,179,688)	(161,939)	19,536,870	2	161,937	—	161,939
Issuance of common stock from initial public offering, net of issuance costs of $10.0 million	—	—	7,000,000	1	87,985	—	87,986
Exercise of stock options	—	—	4,995	—	9	—	9
Stock-based compensation	—	—	—	—	1,021	—	1,021
Net loss	—	—	—	—	—	(15,334)	(15,334)
Balances at March 31, 2022	—	$—	28,266,815	$3	$253,338	$(87,163)	$166,178
Exercise of stock options	—	—	799	—	2	—	2
Stock-based compensation	—	—	—	—	1,461	—	1,461
Net loss	—	—	—	—	—	(17,015)	(17,015)
Balances at June 30, 2022	—	$—	28,267,614	$3	$254,801	$(104,178)	$150,626

The accompanying notes are an integral part of these condensed consolidated financial statements

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,349)	$(19,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,482	767
Non-cash operating lease expense	447	(17)
Change in fair value of the related party antidilution obligation	—	836
Change in fair value of Series A preferred stock tranche obligation	—	28
Depreciation and amortization	36	1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(235)	666
Other non-current assets	789	(37)
Accounts payable	(2,390)	3,166
Accrued expenses and other current liabilities	(473)	3,221
Operating lease liabilities	(444)	—
Net cash used in operating activities	(32,137)	(10,927)
Cash flows from investing activities:
Purchases of property and equipment	(233)	(70)
Net cash used in investing activities	(233)	(70)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	19,925
Proceeds from issuance of common stock upon initial public offering, net of offering costs	89,872	—
Payments of finance lease obligations	(21)	(20)
Proceeds from stock options exercised	11	—
Net cash provided by financing activities	89,862	19,905
Net increase in cash and cash equivalents	57,492	8,908
Cash, cash equivalents and restricted cash at beginning of period	92,347	24,151
Cash, cash equivalents and restricted cash at end of period	$149,839	$33,059
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A & Series B Preferred Stock to common stock, net of Issuance costs	$161,939	$—
Deferred offering costs paid in the prior year	$1,887	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$129	$—
Settlement of related party antidilution obligation	$—	$5,083
Settlement of Series A preferred stock tranche obligation	$—	$331
Right-of-use assets obtained in exchange for operating lease liabilities	$77	$534
Right-of-use assets obtained in exchange for financing lease liabilities	$—	$104
Offering costs included in accounts payable and accrued expenses	$—	$46

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

Liquidity

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2022, the Company had cash and cash equivalents of $148.9 million and an accumulated deficit of $104.2 million. In January 2022, the Company completed its initial public offering (“IPO”) of its common stock which resulted in net proceeds of $88.0 million. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its cash and cash equivalents will be sufficient to fund current operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity when purchased of three months or less to be cash equivalents. Cash equivalents are reported at fair value. At June 30, 2022 and December 31, 2021, the Company’s cash equivalents were in money market funds. As of each balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the unaudited condensed consolidated balance sheets that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (in thousands):

	June 30, 2022	June 30, 2021

Cash and cash equivalents	$148,912	$33,059
Restricted cash, non-current	927	—
Total cash, cash equivalents and restricted cash	$149,839	$33,059

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful life of each asset.

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance that do not improve or extend the life of the respective assets are charged to expense in the period incurred.

The following is the summary of property and equipment and related accumulated depreciation as of June 30, 2022 (in thousands):

	Useful Life	June 30, 2022	December 31, 2021
Computer software and equipment	3 years	$16	$16
Furniture and fixtures	5 years	65	9
Lab equipment	5 years	209	192
Leasehold improvements	Lesser of (i) useful life or (ii) lease term	—	—
Construction in progress		388	99
Total property and equipment		678	316
Less: accumulated depreciation		(40)	(15)
Total property and equipment, net		$638	$301

Depreciation expense was $13 thousand and $25 thousand for the three and six months ended June 30, 2022, respectively. Depreciation expense was $1 thousand for the three and six months ended June 30, 2021.

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

3. Fair Value Measurements

The following table presents the Company’s fair value hierarchy for its assets and liabilities items that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$67,969	$—	$—	$67,969
Restricted cash (non-current)	927	$—	$—	$927
	$68,896	$—	$—	$68,896

	Fair Value Measurement at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$67,942	$—	$—	$67,942
Restricted cash (non-current)	927	$—	$—	$927
	$68,869	$—	$—	$68,869

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 for the six months ended June 30, 2022 and for the year ended December 31, 2021, respectively.

Related Party Antidilution Obligation

The Company was obligated to issue Series A convertible preferred stock with an antidilution provision as part of a license agreement with Amgen (see Note 11). The Related Party Antidilution Obligation was included within the Level 3 fair value hierarchy. The Related Party Antidilution Obligation was valued using a probability-weighted expected return method. The valuation model required a variety of inputs, including the probability of occurrence of events that would trigger the issuance of additional shares, the expected timing of such events, the expected value of the contingently issuable equity upon occurrence of a triggering event and a discount rate. The Related Party Antidilution Obligation was remeasured on May 1, 2021, and December 31, 2020, with changes in fair value recognized within changes in fair value of the Related Party Antidilution Obligation in the consolidated statements of operations and comprehensive loss.

At December 31, 2020, the Company had a $4.2 million liability related to the Related Party Antidilution Obligation. During the four months prior to settlement on May 1, 2021, the Company recorded a $0.8 million increase in fair value of the Related Party Antidilution Obligation. On May 28, 2021, the Company completed the second closing pursuant to the Series A Convertible Preferred Stock Purchase Agreement which resulted in the Company raising net cash proceeds from financing activities in excess of the $45.0 million Related Party Antidilution Obligation cap. The second closing triggered the settlement of the remaining Related Party Antidilution Obligation, resulting in the issuance of 1,963,093 shares of Series A convertible preferred stock to Amgen with a fair value of $5.1 million.

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

The Related Party Antidilution Obligation and Series A Preferred Stock Tranche Obligation were settled in May 2021 (see Note 7).

The following table sets forth a rollforward of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy (in thousands):

	Related Party Antidilution Obligation	Series A Preferred Stock Tranche Obligation	Total
Ending balance at December 31, 2020	$4,247	$303	$4,550
Change in fair value	252	21	273
Issuance of Series A preferred shares in partial settlement of related party antidilution obligation	—	—	—
Ending balance at March 31, 2021	$4,499	$324	$4,823
Change in fair value through the settlement date	584	7	591
Reclassification of Series A preferred stock tranche obligation and related party antidilution obligation upon settlement	(5,083)	(331)	(5,414)
Ending balance at May 1, 2021	$—	$—	$—

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Research and development	$4,457	$5,597
Business insurance	1,151	107
Other	1,221	359
Total	$6,829	$6,063

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Research and development	$2,291	$1,422
Payroll and employee related	1,676	2,017
Construction related	456	65
Professional fees	463	933
Deferred IPO	—	543
Other	135	51
Total	$5,021	$5,031

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

Options under the 2020 Plan may be designated as incentive stock options or non-statutory stock options. The options granted under the 2020 Plan are either service-based options or performance-based options. As of June 30, 2022, 3,083,269 options were issued and outstanding under the 2020 Plan.

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

In March of 2022, as part of the Company's annual grant of equity, the Company issued 802,145 stock options to employees. As of June 30, 2022, 1,290,029 options were issued and outstanding under the 2021 Plan.

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

No stock-based compensation expense was recognized during the three and six months ended June 30, 2022 related to the 2021 ESPP.

Stock-Based Compensation Expense

The Company recorded stock-based compensation of $1.5 million and $2.5 million during the three and six months ended June 30, 2022, respectively, and recorded $0.4 million and $0.8 million during the three and six months ended June 30, 2021, respectively. Stock-based compensation expense was classified as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$608	$149	$1,049	$270
General and administrative	853	285	1,433	497
Total stock-based compensation	$1,461	$434	$2,482	$767

At June 30, 2022, there was approximately $17.4 million unrecognized stock-based compensation expense related to unvested options, which is expected to be recognized over a weighted-average period of 2.94 years. At June 30, 2022, there was approximately $0.3 million unrecognized stock-based compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.84 years.

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

Upon issuance of each class of the Convertible Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed upon the issuance date of each class of the Convertible Preferred Stock or as of December 31, 2021 and January 2022, when the Company completed its IPO.

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

8. Common Stock

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board. During each of the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021, no dividends have been declared or paid.

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

	June 30, 2022	December 31, 2021
Common stock options	4,373,298	3,089,065
Shares available for issuance under the 2020 Plan	—	276,261
Shares available for issuance under the 2021 Plan	1,855,252	3,145,281
Shares available for issuance under the 2021 ESPP	286,127	286,127
Series A convertible preferred stock outstanding	—	10,285,087
Series B convertible preferred stock outstanding	—	9,251,793
Total common stock reserved for future issuance	6,514,677	26,333,614

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(17,015)	$(11,367)	$(32,349)	$(19,558)
Denominator:
Weighted-average common shares outstanding, basic and diluted	28,150,051	1,518,999	27,409,264	1,509,474
Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(7.48)	$(1.18)	$(12.96)

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

	As of June 30,
	2022	2021
Series A convertible preferred stock	—	9,577,197
Related party antidilution obligation	—	707,880
Options to purchase common stock – service based	4,162,669	1,569,077
Options to purchase common stock – performance based	210,629	229,019
Unvested restricted common stock	112,311	223,496
Total	4,485,609	12,306,669

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

In September 2021, the Company entered into a lease for laboratory and office space in Watertown, Massachusetts with an initial term of ten years, and a five-year renewal option at the end of the initial lease term. The monthly lease payment is approximately $0.2 million with annual escalation of approximately 3%. The lease includes a $3.7 million construction allowance. As of June 30, 2022, the Company recorded $0.6 million in Landlord assets, net of $0.2 million received pursuant to the construction allowance, within Prepaid expenses and other current assets. The lease is expected to commence in the first quarter of 2023 when the leased space is expected to be made available for the Company’s use.

In October 2021, the Company entered into a lease for its corporate headquarters in Cambridge, Massachusetts with an initial term of 14 months. The monthly lease payment and security deposit are each approximately $49 thousand.

At June 30, 2022, the weighted-average remaining lease terms related to the finance and operating leases are 1.0 year and 0.6 year, respectively.

As the Company’s operating leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate was based on the term of the lease, the economic environment of the lease and reflect the rate the Company would have had to pay to borrow on a secured basis. The weighted-average discount rates used at the time that the leases were evaluated were 5.20% for the finance leases and 6.32% for the operating leases.

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

As initial consideration for the license, the Company made a one-time, non-creditable, non-refundable upfront payment of $0.5 million. As additional consideration for the license, the Company is required to pay Amgen up to $80.0 million in the aggregate upon the achievement of specified regulatory milestones for the first monoclonal antibody agonist of TREM2 agonist (“mAb”) product and the first small molecule TREM2 agonist product and aggregate milestone payments of up to $350.0 million upon the achievement of specific commercial milestones across all mAb products and small molecule products. No regulatory or commercial milestones have been achieved to date under the Amgen Agreement. The Company is also required to pay tiered royalties of low to mid single-digit percentages on annual net sales of the products covered by the license. In the event that the exploitation of a product is not covered by a valid claim within the licensed patent rights, then the royalty rate with respect to the net sales shall be subject to a customary reduction by a certain percentage. The royalty term will terminate on a country-by-country basis on the later of (i) the expiration date of the last valid claim within the licensed patent rights, and (ii) the tenth (10th) anniversary of the first commercial sale of such product in such country. Further, the Company was required to reimburse Amgen for amounts it paid to its contract manufacturers on the Company’s behalf. During the six months ended June 30, 2021, the Company incurred $2.4 million in contract manufacturing costs. No additional costs were incurred during the six months ended June 30, 2022. These costs are recognized as research and development expense over the period that the goods are provided, as applicable.

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

As of June 30, 2022, Amgen owned approximately 11.34% of the Company’s outstanding shares of capital stock.

Amounts paid with respect to goods provided by Amgen on the Company’s behalf under the Amgen Agreement are recognized as research and development expense as such amounts are incurred. For the six months ended June 30, 2022 and 2021, the Company recognized $0 and $2.4 million, respectively, of expense in connection with goods provided by Amgen.

12. Related Party Transactions

Atlas

The Company entered into various lease agreements with Atlas Venture Fund XII, L.P., a principal stockholder of the Company, and incurred lease costs of $142 thousand for the six months ended June 30, 2022, and $0.1 million for the six months ended June 30, 2021. The lease payments are included in general and administrative expenses for office space and research and development expenses for lab space in the condensed consolidated statements of operations and comprehensive loss. The Company recorded an operating lease right-of-use asset and a lease liability for $0.1 million as of June 30, 2022. The right-of-use asset is included in operating lease right-of-use assets and the lease liability is included as an operating lease liability in the Company’s condensed consolidated balance sheet as of June 30, 2022. As of June 30, 2022, the Company recognized $75 thousand in accrued expenses associated with the leases.

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

Expenses to reimburse Amgen’s contract manufacturers incurred by the Company were $0 and $2.4 million during the six months ended June 30, 2022 and June 30, 2021, respectively. These costs are included in research and development expenses in the condensed consolidated statements of operations and comprehensive loss.

The Company did not have any amounts in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet as of June 30, 2022. As of December 31, 2021, $0.2 million was due to Amgen by the Company and was included in accruals in the consolidated balance sheet.

The Company did not have any amounts in prepaids as of June 30, 2022 and December 31, 2021, respectively.

13. Commitments and Contingencies

License Agreement

The Company entered into a license agreement with Amgen (see Note 11).

Letter of Credit

In September 2021, in connection with the Watertown, Massachusetts lease, the Company entered into a $0.9 million standby letter of credit which initially expires on September 10, 2022. The standby letter of credit will automatically renew for subsequent annual periods through December 2032. Remittance of funds from the letter of credit was not probable and the full amount was available as of June 30, 2022. The Company did not recognize a liability in the condensed consolidated balance sheet.

Purchase Commitment

In November 2021, the Company entered into a statement of work ("SOW") with FUJIFILM Diosynth Biotechnologies Texas, LLC for $3.8 million under our existing master services agreement for the manufacturing of VGL101. If the Company terminates the SOW before completion, it may be required to pay fees ranging from 0% to 100%. The amount due upon an early termination depends on the length of time prior to the commencement of specific stages of the SOW. As of June 30, 2022, no significant work had begun. The SOW is expected to be incurred over approximately 2 years.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenses will be incurred and can be reasonably estimated. As of June 30, 2022, the Company does not have any significant legal disputes that require a loss liability to be recorded.

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are discretionary and contributions in the amount of $0.1 million were made during the six months ended June 30,2022.

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

ALSP affects an estimated 10,000 people in the U.S., with about 1,000 to 2,000 new cases annually. ALSP has been diagnosed in countries around the world, with major clusters in North America (U.S. and Canada), Central and Northern Europe, and Asia. In July 2022, the FDA granted orphan drug designation for VGL101 for the treatment of ALSP. ALSP is caused by loss-of-function mutations in the Colony Stimulating Factor 1 Receptor (CSF1R), a receptor that shares a common downstream signaling pathway with TREM2. The therapeutic rationale for VGL101 is to compensate for CSF1R loss-of-function by activating TREM2. We have generated robust preclinical evidence that suggests TREM2 agonism can rescue CSF1R loss-of-function We initiated our Phase 1 trial in December 2021 and have completed dosing of the 20 mg/kg single ascending dose (SAD) cohort and the 20 mg/kg multiple ascending dose (MAD) cohort in the U.S., without any safety signals. Although we believe that 20 mg/kg is a clinically-relevant dose in ALSP, we continue to engage with the FDA regarding the partial clinical hold at doses above 20 mg/kg to maintain optionality to support patients with rare and common neurodegenerative diseases beyond ALSP. Further, we received approval from the Australian Human Research Ethics Committee (HREC) to initiate a Phase 1 study of VGL101 in healthy volunteers without dosing restrictions and recently initiated dosing at 30 mg/kg in Australia.

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

We are also developing novel small molecule TREM2 agonist product candidates suitable for oral delivery to treat common neurodegenerative diseases associated with microglial dysfunction, with an initial focus on Alzheimer’s disease (AD) in genetically defined subpopulations. In the first quarter of 2022, we initiated IND-enabling studies for certain of these product candidates. More recently, we established that our small molecule product candidates have a different mechanism of action and bind to a different location than VGL101, providing potential additional optionality in positioning these molecules in different patient populations and potential differentiation from TREM2 antibody therapeutics.

We believe our microglia focus, precision medicine approach, and pipeline, which spans multiple modalities, strongly position us to become a differentiated leader in the neurodegenerative therapeutic space.

Recent Developments

As part of a continuous evaluation of our programs, we have elected to prioritize VGL101 in ALSP and our small molecule TREM2 agonist programs. Based on our recent findings that VGL101 and our small molecule program candidates have different mechanisms of action and bind to different locations, we no longer believe that the originally planned Phase 1b biomarker trial of VGL101 will inform clinical development of the small molecule program candidates in AD and are no longer planning to conduct this biomarker trial. We also plan to defer the initiation of the planned Phase 2 clinical trial of VGL101 for the treatment of cerebral adrenoleukodystrophy (cALD). This strategic prioritization is expected to extend our cash runway through the end of the second quarter of 2024.

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily through proceeds from our initial public offering of our common stock, the sale of shares of our convertible preferred stock and a Simple Agreement for Future Equity, or SAFE. As of June 30, 2022, we had $148.9 million of cash and cash equivalents. As of June 30, 2022, we raised aggregate gross proceeds of $238.0 million from the sale of equity securities as follows:

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
•
During the six months ended June 30, 2022, we completed the initial public offering of our common stock, in which we issued an aggregate of 7,000,000 shares of common stock at a price of $14.00 per share, for gross cash proceeds of $98.0 million, before underwriting discounts and commissions. We received approximately $88.0 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements through the end of the second quarter of 2024.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current therapeutic candidates or any future therapeutic candidates. Our accumulated deficit was $71.8 million at December 31, 2021 and $104.2 million at June 30, 2022, respectively. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future therapeutic candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Direct, external research and development expenses by program:
VGL101	$4,842	$4,697	$8,423	$8,302
Small molecule TREM2	2,871	1,256	5,477	2,359
Unallocated research and development expenses:
External costs and other	858	964	1,740	1,650
Facilities, personnel-related, and other	3,526	1,731	6,822	3,090
Total research and development expenses	$12,097	$8,648	$22,462	$15,401

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

Interest Income, net

Interest income, net primarily consists of interest earned from our cash and cash equivalents and restricted cash. We expect our interest income will increase slightly in 2022 as we invest the cash received from our sales of Series B preferred stock and the net proceeds from our IPO. Interest income was immaterial during the three and six months ended June 30, 2022, and during the three and six months ended June 30, 2021.

Other Expense, net

Other expense, net includes gains and losses from the remeasurement of foreign currency transactions into our functional currency. Other expense, net was immaterial during the three and six months ended June 30, 2022, and during the three and six months ended June 30, 2021.

Results of Operations

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 compared with three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Change
	($ in thousands)
Operating expenses:
Research and development	$12,097	$8,648	$3,449
General and administrative	4,945	2,128	2,817
Total operating expenses	17,042	10,776	6,266
Loss from operations	(17,042)	(10,776)	(6,266)
Other income (expense):
Change in fair value of the related party antidilution obligation	—	(584)	584
Change in fair value of Series A preferred stock tranche obligation	—	(7)	7
Interest income	32	1	31
Other income (expense), net	(5)	(1)	(4)
Total other expense, net	27	(591)	618
Net loss and comprehensive loss	$(17,015)	$(11,367)	$(5,648)

Research and Development Expenses

Research and development expenses were $12.1 million for the three months ended June 30, 2022, as compared to $8.6 million for the three months ended June 30, 2021. The increase of $3.5 million consisted primarily of the following:

•
$1.8 million of non-manufacturing VGL101 program expenses, which is primarily driven by clinical trial related expenses;
•
$1.8 million of facilities, personnel-related and other expenses, of which $1.5 million related to personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.5 million; and
•
$1.6 million of small molecule TREM2 agonist program expenses, including $0.8 million increase in lead optimization expenses and $0.7 million increase in external manufacturing expenses.

The increase in research and development expenses were partially offset by a $1.7 million in external manufacturing expenses due to timing of manufacturing runs of VGL101.

General and Administrative Expenses

General and administrative expenses were $4.9 million for the three months ended June 30, 2022, as compared to $2.1 million for the three months ended June 30, 2021. The increase of $2.8 million consisted primarily of the following:

•
$1.4 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.6 million;
•
$0.9 million of other headcount related expenses and costs associated with operating as a public company, including $0.6 million of Business Insurance; and
•
$0.5 million of professional fees, including legal, accounting and other expenses

Change in Fair Value of Related Party Antidilution Obligation

The change in fair value of Related Party Antidilution Obligation was $0 for the three months ended June 30, 2022, as compared to $0.6 million for the three months ended June 30, 2021. This decrease of $0.6 million was related to the May 2021 settlement of the Related Party Antidilution Obligation associated with the Amgen Agreement. On September 18, 2020, we completed the first closing pursuant to the Series A Convertible Preferred Stock Purchase Agreement which triggered the partial settlement of the Related Party Antidilution Obligation resulting in the issuance of 6,928,566 shares of its Series A convertible preferred stock to Amgen. The fair value of the Related Party Antidilution Obligation as of March 31, 2021 was $4.5 million. On May 28, 2021, we completed the second closing pursuant to the Series A Convertible Preferred Stock Purchase Agreement which resulted in our raising of net cash proceeds from financing activities in excess of the $45.0 million Related Party Antidilution Obligation cap. The second closing triggered the settlement of the remaining Related Party Antidilution Obligation, resulting in the issuance of 1,963,093 shares of Series A convertible preferred stock to Amgen with a fair value of $5.1 million.

Change in Fair Value of Series A Preferred Stock Tranche Obligation

The change in fair value of Series A Preferred Stock Tranche Obligation was $0 for the three months ended June 30, 2022 as compared to $7 thousand for the three months ended June 30, 2021. This decrease of $7 thousand related to the May 2021 settlement of the Series A Preferred Stock Tranche Obligation associated with the Series A Convertible Preferred Stock Purchase Agreement. In May 2021, we settled the Series A Tranche Obligation with the issuance of 7,852,373 shares of our Series A Convertible Preferred Stock.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 compared with six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Change
	($ in thousands)
Operating expenses:
Research and development	$22,462	$15,401	$7,061
General and administrative	9,912	3,293	6,619
Total operating expenses	32,374	18,694	13,680
Loss from operations	(32,374)	(18,694)	(13,680)
Other income (expense):
Change in fair value of the related party antidilution obligation	—	(836)	836
Change in fair value of Series A preferred stock tranche obligation	—	(28)	28
Interest income	34	3	31
Other income (expense), net	(9)	(3)	(6)
Total other expense, net	25	(864)	889
Net loss and comprehensive loss	$(32,349)	$(19,558)	$(12,791)

Research and Development Expenses

Research and development expenses were $22.5 million for the six months ended June 30, 2022, as compared to $15.4 million for the six months ended June 30, 2021. The increase of $7.1 million consisted primarily of the following:

•
$3.7 million of facilities, personnel-related and other expenses, of which $3.0 million related to personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.8 million
•
$3.1 million of small molecule TREM2 agonist program expenses, including $1.6 million increase in lead optimization expenses and $0.8 million increase in external manufacturing expenses;
•
$2.4 million of non-manufacturing VIGL101 program expenses, which is primarily driven by clinical trial related expenses.

The increase in research and development expenses were partially offset by a $2.3 million in external manufacturing expenses due to timing of manufacturing runs of VGL101.

General and Administrative Expenses

General and administrative expenses were $9.9 million for the six months ended June 30, 2022, as compared to $3.3 million for the six months ended June 30, 2021. The increase of $6.6 million consisted primarily of the following:

•
$2.6 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.9 million
•
$2.1 million of other headcount related expenses and costs associated with operating as a public company, including $1.1 million of Business Insurance
•
$2.0 million of professional fees, including legal, accounting and other expenses

Change in Fair Value of Related Party Antidilution Obligation

The change in fair value of Related Party Antidilution Obligation was $0 for the six months ended June 30, 2022, as compared to $0.9 million for the six months ended June 30, 2021. This decrease of $0.9 million was related to the May 2021 settlement of the Related Party Antidilution Obligation associated with the Amgen Agreement. On September 18, 2020, we completed the first closing pursuant to the Series A Convertible Preferred Stock Purchase Agreement which triggered the partial settlement of the Related Party Antidilution Obligation resulting in the issuance of 6,928,566 shares of its Series A convertible preferred stock to Amgen. The fair value of the Related Party Antidilution Obligation as of December 31, 2020 was $4.2 million. On May 28, 2021, we completed the second closing pursuant to the Series A Convertible Preferred Stock Purchase Agreement which resulted in our raising of net cash proceeds from financing activities in excess of the $45.0 million Related Party Antidilution Obligation cap. The second closing triggered the settlement of the remaining Related Party Antidilution Obligation, resulting in the issuance of 1,963,093 shares of Series A convertible preferred stock to Amgen with a fair value of $5.1 million.

Change in Fair Value of Series A Preferred Stock Tranche Obligation

The change in fair value of Series A Preferred Stock Tranche Obligation was $0 for the six months ended June 30, 2022 as compared to $28 thousand for the six months ended June 30, 2021. This decrease of $28 thousand related to the May 2021 settlement of the Series A Preferred Stock Tranche Obligation associated with the Series A Convertible Preferred Stock Purchase Agreement. In May 2021, we settled the Series A Tranche Obligation with the issuance of 7,852,373 shares of our Series A Convertible Preferred Stock.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our therapeutic candidates. Since our inception through June 30, 2022, we have funded our operations with net proceeds from sales of our convertible preferred stock, issuance of our common stock from our initial public offering, and SAFE. As of June 30, 2022, we had cash and cash equivalents of $148.9 million.

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

Based on our current operating plan, we expect the net proceeds from our IPO, together with our existing cash, will be sufficient to fund our planned operating expenses and capital expenditure requirements through the end of the second quarter of 2024.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	($ in thousands)
Net cash used in operating activities	$(32,137)	$(10,927)
Net cash used by investing activities	(233)	(70)
Net cash provided by financing activities	89,862	19,905
Net increase in cash, cash equivalents and restricted cash	$57,492	$8,908

Operating Activities

During the six months ended June 30, 2022, operating activities consisted primarily of our net loss of $32.3 million and $2.8 million of changes in operating assets and liabilities, partially offset by (i) $2.5 million stock-based compensation expense, and (ii) $0.4 million change in operating lease expenses. The net loss primarily consisted of $22.5 million of research and development expenses, and $9.9 million of general and administrative expenses.

During the six months ended June 30, 2021, operating activities consisted primarily of our net loss of $19.6 million, partially offset by (i) $0.8 million change in Related Party Antidilution Obligation, (ii) $7.0 million of changes in operating assets and liabilities and (iii) $0.8 million stock-based compensation expense. The net loss primarily consisted of $15.4 million of research and development expenses, $3.3 million of general and administrative expenses and a $0.8 million unfavorable change in fair value of Related Party Antidilution.

Investing Activities

During the six months ended June 30, 2022, net cash used by investing activities consisted of $0.2 million of purchases of property and equipment.

During the six months ended June 30, 2021, net cash used by investing activities consisted of $0.1 million of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities consisted primarily of $89.9 million in net proceeds from the issuance of common stock upon initial public offering.

During the six months ended June 30, 2021, net cash provided by financing activities consisted primarily of $19.9 million in net proceeds from the issuance of preferred stock.

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

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or therapeutic candidates or to grant licenses on terms that may not be favorable to us. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our therapeutic candidates or grant rights to develop and market therapeutic candidates that we would otherwise prefer to develop and market ourselves. We expect our existing cash, and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of the second quarter of 2024 at which point we would need to obtain substantial additional funding in connection with our continuing operations.

Contractual Obligations and Commitments

In September 2021, we entered into a lease for laboratory and office space in Watertown, Massachusetts with an initial term of ten years, and a five-year renewal option at the end of the initial lease term. The monthly lease payment is approximately $0.2 million with annual escalation of approximately 3%. The lease includes a $3.7 million construction allowance. As of June 30, 2022, the Company paid $0.4 million, net of $0.2 million received pursuant to the construction allowance. The lease is expected to commence in the first quarter of 2023 when the leased space is expected to be made available for use, as such this lease is not included in the table above given the commencement date.

In February 2021, we entered into a master services agreement with FUJIFILM Diosynth Biotechnologies UK Limited, FUJIFILM Diosynth Biotechnologies Texas, LLC, FUJIFILM Diosynth Biotechnologies U.S.A., Inc, and FUJIFILM Diosynth Biotechnologies Denmark ApS, or collectively, FUJIFILM. In November 2021, we entered into a statement of work with FUJIFILM for $3.8 million under our existing master services agreement for the manufacturing of VGL101. If we terminate the statement of work before completion, we may be required to pay fees ranging from 0% to 100%. The amount due upon an early termination depends on the length of time prior to the commencement of specific stages of the statement of work. As of June 30, 2022, no significant work had begun. The statement of work is expected to be incurred over approximately 2 years.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting relating to cut-off of certain general and administrative and research and development expenses. This material weakness resulted in immaterial adjustments to general and administrative expenses, research and development expenses and accrued expenses as of and for the year ending December 31, 2020, and as of and for each of the interim periods ending June 30, 2020 and September 30, 2020, all of which were recorded prior to the issuance of the interim and annual consolidated financial statements. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Despite enhancements we implemented to our internal controls over financial reporting during fiscal year 2021 and continue to make, as the revised and enhanced controls need to be in operation for a sufficient period of time to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2020, and, to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying therapeutic candidates, establishing our intellectual property portfolio and conducting research preclinical and, more recently, clinical studies. As an early clinical organization, we have only recently initiated our first clinical trials and have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability are speculative.

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any, or any significant revenue. Our net loss was $32.3 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $104.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue relative to cost of sales. This will require us to be successful in a range of challenging activities, including identifying lead therapeutic candidates, discovering additional therapeutic candidates, conducting preclinical studies prior to submitting an IND, obtaining clearance for such IND, completing additional preclinical studies and clinical trials of our therapeutic candidates, obtaining regulatory approval for therapeutic candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our therapeutic candidates or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

In addition, as an early-stage company, we will encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our therapeutic candidates into the clinic, we will need to transition from a company with a research focus to a company capable of supporting clinical development and, if successful, commercial activities. We may fail in that transition.

We will require additional financing to achieve our goals, and failure to obtain this necessary capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we conduct preclinical studies of our development programs, initiate and conduct clinical trials for and in support of our therapeutic candidates and seek regulatory approvals for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates.

Furthermore, we are incurring and expect to incur continued additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that the net proceeds from our IPO, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operations through the end of the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates.

Our future capital requirements will depend on many factors, including, but not limited to:

•
the type, number, scope, progress, expansions, results, costs and timing of our preclinical studies and clinical trials in support of the therapeutic candidates that we are pursuing or may choose to pursue in the future;
•
the clinical development plans we establish for our therapeutic candidates and related non-interventional natural history studies;
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
•
the costs of obtaining, maintaining, enforcing, and defending our patents and other intellectual property rights;

•
the costs associated with our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting, corporate compliance and corporate governance;
•
the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•
the achievement of milestones or occurrence of other developments that trigger payments under existing license and any potential collaboration agreements;
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
•
the impact of the COVID-19 pandemic and the Russia/Ukraine conflict on the global economy, including causing or contributing to global supply chain disruption, price fluctuations, including increased costs for raw materials, and other significant economic effects;
•
our ability to enroll patients in clinical trials and the timing of enrollment;
•
expenditures that we will or may incur to acquire or develop additional therapeutic candidates and technologies or other assets;

•
the need or desire to conduct preclinical studies or clinical trials, in countries outside of the United States, or studies or trials that are otherwise larger, lengthier or more complex than anticipated, any of which may be unanticipated;
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
•
future accounting pronouncements or changes in our accounting policies; and
•
the changing and volatile global economic and political environment, including inflation or political instability in particular foreign economies and markets.

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

We identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls over the cut-off of certain general and administrative and research and development expenses. This material weakness resulted in immaterial adjustments to general and administrative expenses, research and development expenses and accrued expenses as of and for the year ending December 31, 2020, and as of and for each of the interim periods ending June 30, 2020 and September 30, 2020, all of which were recorded prior to the issuance of the interim and annual consolidated financial statements. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Despite enhancements we implemented to date to our internal controls over financial reporting during fiscal year 2021 and continue to make, as the revised and enhanced controls need to be in operation for a sufficient period of time to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of June 30, 2022.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). We also have outsourced elements of our operations to third parties, and, as a result, we manage a number of third-party clinical research organizations (CROs), vendors, and other contractors and consultants who have access to and maintain our confidential information.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs, vendors and other contractors and consultants are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Also, we have implemented a hybrid work model, enabling our employees to split time between working from the office and working from home. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Disruptions or security breaches resulting in a loss of, or damage to, our data or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, could generate liability and reputational damage and the further development and commercialization, if approved, of VGL101 or any future therapeutic candidates could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. We may have limited recourse for disruptions or breaches of the information technology systems of our third-party CROs, vendors and other contractors and consultants, and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

The ongoing COVID-19 pandemic has broadly affected the global economy, resulted in significant travel and work restrictions in many regions and has put a significant strain on healthcare resources. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is highly uncertain and will depend on continued developments and actions taken by government authorities and businesses to contain or prevent the further spread of ongoing COVID-19 and its variants. The continuation of the worldwide COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation and continued enrollment of our clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the COVID-19 pandemic has adversely impacted economies worldwide and may continue to cause substantial disruption in the financial markets and global supply chains, all of which could adversely affect our business, operations and ability to raise funds to support our operations. While the increased prevalence of vaccinations and treatments have allowed for the partial reopening of the economy, the pandemic continues to be unpredictable. The emergence of additional variants, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the pandemic.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions, or record inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has caused record inflation globally. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russia and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which the conflict in Ukraine, geopolitical tensions, or record inflation may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report.

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

We are early in our development efforts, and we have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have invested substantially all of our research efforts to date in identifying potential therapeutic candidates and conducting preclinical studies. As an organization, we are in the process of conducting our first Phase 1 interventional clinical trial in healthy volunteers and a non-interventional natural history study to study patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP). Our lead therapeutic candidate, VGL101, is our only product candidate in Phase 1 clinical development for ALSP. We initiated our Phase 1 trial in December 2021, and as of the date of this Quarterly Report, we have completed dosing of the 20 mg/kg SAD and 20 mg/kg MAD cohorts without any safety signals observed. Although we believe that 20 mg/kg is a clinically-relevant dose in ALSP, we continue to engage with the FDA regarding the partial clinical hold at doses above 20 mg/kg to maintain optionality to support patients with rare and common neurodegenerative diseases beyond ALSP. Further, we received approval from the Australian Human Research Ethics Committee (HREC) to initiate a Phase 1 study of VGL101 in healthy volunteers without dosing restrictions. Under the approved protocol, we are evaluating VGL101 at doses above 20 mg/kg. We may be unsuccessful in our efforts to work with the FDA to lift the partial clinical hold, including because our beliefs about dosing levels may not be supported by the data generated from our clinical trials.

In addition, we have a small molecule program that is in an earlier stage of development, for which we have not yet completed IND-enabling studies. We may never advance these or any future therapeutic candidates through IND-enabling studies or receive clearance from the FDA to commence additional clinical trials for our therapeutic candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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
•
positive results from our clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
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

We may expend our limited resources to pursue a particular therapeutic candidate or indication, such as our initial focus on developing VGL101 for ALSP, and fail to capitalize on therapeutic candidates or indications that may be more profitable or for which there is a greater likelihood of success. As such, our business is highly dependent on the clinical advancement of our programs and is especially dependent on the success of our lead candidate, VGL101.

One of our strategies is to identify and pursue clinical development of therapeutic candidates beyond VGL101. Given our limited human capital and financial resources, we must focus on research programs and therapeutic candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other therapeutic candidates or for indications other than ALSP that later prove to have greater commercial potential. We are highly dependent on the success of the ongoing and future clinical trials of VGL101, our lead therapeutic candidate, and an ongoing related natural history study, the outcomes of which are uncertain, to further develop our pipeline candidates for common neurodegenerative disease starting from patient segments with known genetic variations associated with microglial dysfunction. Because VGL101 is our first therapeutic candidate, if it encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our pipeline could be greatly diminished and our development plans could be curtailed and our business would be significantly harmed.

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

We plan to conduct clinical trials that utilize an “open-label” trial, which are subject to various limitations that may exaggerate therapeutic effect or influence reporting of adverse events as patients in open-label clinical trials are aware when they are receiving treatment.

We plan to conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where, on one hand, patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. On the other hand, patients who know that they are receiving an experimental treatment may expect and report negative outcomes, which may influence the reporting of adverse events during an open-label trial. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. In any event, results from an open-label trial may not be predictive of future clinical trial results, including blinded and/or controlled trials, that test any of our therapeutic candidates.

We may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities, which could prevent us from commercializing any therapeutic candidates we develop on a timely basis, if at all.

The risk of failure in developing therapeutic candidates is high. It is impossible to predict when or if any therapeutic candidate would prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any therapeutic candidate, we must complete preclinical development, submit an IND or foreign equivalent to permit initiation of clinical studies, and then conduct extensive clinical trials to demonstrate the safety and efficacy of the therapeutic candidate in humans. We initiated a first-in-human clinical trial for VGL101 in healthy volunteers in December 2021. We have limited experience as a company in preparing and submitting regulatory filings and have not previously submitted a new drug application (NDA), or a biologics license application (BLA), or other comparable foreign regulatory submission for any therapeutic candidate.

Before we can commence clinical trials for a therapeutic candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings. We cannot be certain of the timely identification of a therapeutic candidate or the completion or outcome of our preclinical testing and studies and cannot predict whether the FDA will accept any additional proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of any therapeutic candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit INDs for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs will result in the FDA allowing clinical trials to begin.

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

Other events that may prevent successful enrollment, initiation or timely completion of clinical development include:

•
we may be unable to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or completion of clinical trials;
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

We may encounter substantial delays in the commencement, enrollment or completion of our ongoing or planned clinical trials, which could prevent us from receiving necessary regulatory approvals or commercializing any therapeutic candidates we develop on a timely basis, if at all.

We could encounter delays in our development plans when a clinical trial is suspended, placed on clinical hold or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities or recommended for suspension or termination by the Data Safety Monitoring Board (DSMB) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We initiated our Phase 1 trial in December 2021, and as of the date of this Quarterly Report, we have completed dosing of the 20 mg/kg SAD and 20 mg/kg MAD cohorts without any safety signals observed. Although we believe that 20 mg/kg is a clinically-relevant dose in ALSP, we continue to engage with the FDA regarding the partial clinical hold at doses above 20 mg/kg to maintain optionality to support patients with rare and common neurodegenerative diseases beyond ALSP. Further, we received approval from the Australian Human Research Ethics Committee (HREC) to initiate a Phase 1 study of VGL101 in healthy volunteers without dosing restrictions. Under the approved protocol, we are evaluating VGL101 at doses above 20 mg/kg. We may be unsuccessful in our efforts to work with the FDA to lift the partial clinical hold, including because our beliefs about dosing levels may not be supported by the data generated from our clinical trials. We believe that 20 mg/kg is a clinically-relevant dose in ALSP. However, if changes in our understanding of the therapeutic concentrations of VGL101 necessitate exploration of doses above 20 mg/kg, and we are unable to reach agreement with the FDA to lift the partial clinical hold, which remains in effect, we would be unable to complete our clinical trials of VGL101 in ALSP patients in the U.S. without delays in our clinical development plans and incur additional clinical development costs, which could impair our ability to obtain U.S. regulatory approval for VGL101 for ALSP or any other indication.

Additionally, if the results of any clinical trials are inconclusive, we may be required to perform additional clinical trials to support approval. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our therapeutic candidates.

Failure to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or similar regulatory authorities outside the U.S. may delay or prevent us from initiating or continuing clinical trials for our therapeutic candidates. Because the target patient populations for some of our therapeutic candidates, in particular for rare diseases such as the ones on which we are initially focused, are relatively small, it may be difficult to successfully identify patients for inclusion in clinical trials. This is especially important as we may offer to certain volunteers of our natural history study enrollment in our planned interventional clinical trial for ALSP and therefore any potential delays in enrollment in the natural history study could have adverse consequences for our clinical development program for VGL101.

In addition, we may experience delays or disruptions in the initiation of or enrollment in our clinical trials due to the COVID-19 pandemic and changes in local site or IRB policies, availabilities or changes of site staff, reprioritization of hospital resources, restricted access to healthcare professionals and testing sites and other containment measures or concerns among patients about participating in clinical trials during a pandemic. Furthermore, some of our competitors have ongoing clinical trials for therapeutic candidates that treat the same indications we plan to target with our therapeutic candidates, such as Alzheimer’s disease and cALD, and may in the future initiate trials in our lead indication, ALSP. Accordingly, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ therapeutic candidates. Patient enrollment and trial competition may be affected by other factors including:

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

Even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty retaining patients in our clinical trials. In our ongoing and planned clinical trials that will include a placebo group, some of patients may perceive that they are not receiving the therapeutic candidate being tested, and they may decide to withdraw from our clinical trials to pursue other alternative therapies rather than continue the trial with the perception that they are receiving placebo. Difficulty enrolling or retaining a sufficient number of patients to conduct our clinical trials, may require us to delay, limit or terminate clinical trials, any of which would harm our business, financial condition, results of operations and prospects.

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

The results of early preclinical studies are not necessarily predictive of the results of later preclinical studies and any clinical trials of our therapeutic candidates, and interim, topline and preliminary data from our preclinical studies and planned and ongoing clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

The results from early preclinical studies of a therapeutic candidate may not predict the results of later preclinical studies and any clinical trials of the therapeutic candidate. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of VGL101 and other potential therapeutic candidates, we have not completed our first clinical trial for VGL101 and we do not know whether performance in preclinical studies will be indicative of the performance of VGL101 or our other potential therapeutic candidates in clinical trials. The positive results we have observed for our therapeutic candidates in early, GLP and non-GLP preclinical studies, animal and in vitro models may not be predictive of our future clinical trials in humans. This may be a result of technical challenges unique to that program or due to biology risk, which is unique to every program. As we progress our programs through clinical development, there may be new technical challenges that arise that cause an entire program to fail. Furthermore, for some indications that we are considering or pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. Unexpected observations or toxicities observed in these studies, or in IND-enabling studies for any of our other development programs, could delay clinical trials for VGL101 or our other development programs.

From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. Additionally, interim, topline or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.

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

Clinical trial and product liability and other lawsuits against us or our contract development and manufacturing partners (CDMOs) could divert our resources, could cause us to incur substantial liabilities and could limit commercialization of any therapeutic candidates we may develop.

We face an inherent risk of clinical trial and product liability and other exposure related to the testing of any therapeutic candidates we develop in clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. We additionally rely on the services of CDMOs who manufacture our therapeutic candidates or conduct clinical trials on our behalf. Our agreements with CDMOs may require us to indemnify the CDMOs in the event of a third-party claim arising from the use or manufacture of our therapeutic candidates, which could divert our resources and incur substantial liabilities, possibly prior to the potential commercialization of our therapeutic candidates. The use of therapeutic candidates by us or our CDMOs in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims against us or our CDMOs might be made by patients who use the product, purchasers of our products, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves or our CDMOs against claims that our therapeutic candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for our one or more of our therapeutic candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a therapeutic candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EMA’s Committee for Orphan Medicinal Products (COMP) evaluates orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers, and it may entitle the therapeutic to exclusivity in the U.S. and the EU. Regulatory authorities may not grant our requests for orphan designation, or may require submission of additional data before making such determination. For example, even though we obtained orphan drug designation from the FDA in the U.S. for VGL101, we may not be able to obtain orphan drug designation from other health authorities where available. Further, even if we obtain orphan drug designation for a therapeutic candidate, including VGL101, we may not be able to obtain or maintain orphan drug exclusivity for that therapeutic candidate.

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

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including contract manufacturing organizations (CMOs) for the manufacturing of any therapeutic candidates we test in preclinical or clinical development, as well as CROs for the conduct of our preclinical testing and research and CROs for the conduct of our ongoing and planned clinical trials. For instance, VGL101 is a monoclonal antibody and is produced from a recombinant cell line only by permitted CMOs as set forth in the Amgen Agreement, the replacement of which would need to be approved by Amgen. We have established non-exclusive relationships with these CMOs for the manufacturing of VGL101 drug substance and drug product, and other third parties for testing, fill finish, and packaging and labeling. Any of these third parties may terminate their engagements with us at any time. A need to enter into alternative arrangements could delay our product development activities. Delays in CMO production of VGL101 drug substance or drug product would delay our ability to conduct and complete clinical trials.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our preclinical studies and clinical trials and may subject us to unexpected cost increases that are beyond our control. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If these CROs, and any other third parties we engage do not perform preclinical studies and clinical trials in a satisfactory manner, if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, or if they breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of any therapeutic candidates we may develop may be delayed, we may not be able to obtain regulatory approval and commercialize our therapeutic candidates or our development programs may be materially and irreversibly harmed. If we are unable to rely on preclinical and clinical data collected by our CROs and other third parties, we could be required to repeat, extend the duration of or increase the size of any preclinical studies or clinical trials we conduct and this could significantly delay commercialization and require greater expenditures.

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

We depend, and may continue to depend, on single-source suppliers for some of the components and materials used in the therapeutic candidates we are developing. For example, we currently rely on a master services agreement with FUJIFILM (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) pursuant to which FUJIFILM is the sole provider to us of certain research, development, testing and manufacturing services for certain of our product candidates, including VGL101 (the FUJIFILM Agreement). In the event the FUJIFILM Agreement is terminated, our ability to meet the desired clinical development timelines may be materially impacted and our business will be implicated. We cannot ensure that any of our suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes and finished goods could expose us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single- source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patent applications may not result in patents being issued which protect our therapeutic programs and other proprietary technologies we may develop or which effectively prevent others from commercializing competitive technologies and products. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover all of our technology, inventions and improvements. We do not currently have issued patents in the U.S. or other major markets that cover all of our technology or therapeutic candidates. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. Moreover, even issued patents do not provide us with the right to practice our technology in relation to the commercialization of our therapeutics. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented therapeutic candidates and practicing our proprietary technology. Our issued patents as well as patents that may issue in the future that we own or in-license may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our therapeutic candidates. Furthermore, our competitors may independently develop similar technologies.

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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our therapeutic programs, therapeutic candidates, and proprietary technologies. For example, we rely on the Amgen Agreement for a license to technologies necessary for our monoclonal antibody TREM2 agonist program, including VGL101 and related molecules, intellectual property and manufacturing know-how, and our small molecule agonist program, including a portfolio of approximately 1,000 compounds. The Amgen Agreement imposes, and we expect that any future license agreement will impose, specified diligence, milestone payments, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses.

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

Filing, prosecuting, maintaining, enforcing and defending patents and other intellectual property rights on our technology and any therapeutic candidates we are developing or may develop in all jurisdictions throughout the world would be prohibitively expensive, and accordingly, our intellectual property rights in some jurisdictions outside the U.S. could be less extensive than those in the U.S. In some cases, we or our licensors may not be able to obtain patent or other intellectual property protection for certain technology and therapeutic candidates outside the U.S. In addition, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we and our licensors may not be able to obtain issued patents or other intellectual property rights covering any therapeutic candidates we are developing or may develop and our technology in all jurisdictions outside the U.S. and, as a result, may not be able to prevent third parties from practicing our and our licensors’ inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. For example, third parties may use our technologies in jurisdictions where we and our licensors have not pursued and obtained patent or other intellectual property protection to develop their own products and, further, may export otherwise infringing, misappropriating or violating products to territories where we have patent or other intellectual property protection, but enforcement is not as strong as that in the U.S.

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

Issued patents covering therapeutic candidates we are developing or may develop could be found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad.

Our owned and licensed patent rights may be subject to priority, validity, inventorship and enforceability disputes. If we or our licensors are unsuccessful in any of these proceedings, such patent rights may be narrowed, invalidated or held unenforceable. The foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

For example, if we or one of our licensors initiate legal proceedings against a third party to enforce a patent covering any of our therapeutic candidates or our technology, the defendant could counterclaim that the patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, interference proceedings, derivation proceedings, post grant review, inter partes review and equivalent proceedings such as opposition, invalidation and revocation proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover one or more of our therapeutic candidates or our technology or no longer prevent third parties from competing with any therapeutic candidates we may develop or our technology. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Defense of these claims, regardless of their merit, would involve substantial expense and would be a distraction to management and other employees. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our therapeutic candidates or technology. Such a loss of patent protection could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any therapeutic candidates we may develop and our technology, U.S. patents that we own or license or may own may be eligible for limited patent term extension under Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought and within 60 days of FDA approval. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Such third party registered trademark owners may seek and obtain a court order that could prevent us from continuing to use our trademarks or trade names or order a payment of monetary damages. Our efforts to enforce, protect or defend our proprietary rights related to trademarks, trade names, domain name or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical and clinical studies, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. These laws and regulations may be subject to differing interpretations, which adds to the complexity of processing personal data. Guidance on implementation and compliance practices are often updated or otherwise revised.

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

Obtaining and maintaining marketing approval or commercialization of our therapeutic candidates in the U.S. does not mean that we will be successful in obtaining marketing approval of our therapeutic candidates in other jurisdictions and vice-versa. Failure to obtain marketing approval in the U.S. or foreign jurisdictions would prevent any therapeutic candidates we may develop from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

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

In addition, other legislative and regulatory changes have been proposed and adopted in the U.S. since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction occurred beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022.
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

Our therapeutic candidates may not be commercially successful. Even if any of our therapeutic candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The commercial success of any of our current or future therapeutic candidates will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. The degree of market acceptance of our therapeutics will depend on a number of factors, including:

•
demonstration of clinical efficacy and safety compared to other more-established products or treatment methods or other standards of care;
•
the indications for which our therapeutic candidates are approved;
•
the identification of patients eligible to receive our therapeutics for which our therapeutics are approved;
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

We could incur significant costs and liabilities which may adversely affect our financial condition and operating results for failure to comply with such laws and regulations, including, among other things, civil or criminal fines and penalties, property damage and personal injury claims, costs and claims associated with upgrades , maintenance and construction at our facilities or changes to our operating procedures, or injunctions limiting or altering our operations. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

As of July 31, 2022, we had 48 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including identifying, recruiting, integrating, maintaining and motivating additional employees and managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

No products have been approved to treat ALSP, and we are not aware of any in clinical development other than VGL101. Academics have investigated the use of hematopoietic stem cell transplantation in a small number of ALSP patients, however, we believe this approach has limited benefits and several key limitations.

While not TREM2 agonists, we are aware of two companies developing therapies for cALD. First, bluebird bio, Inc. is developing a gene therapy, elivaldogene autotemcel, which received marketing approval in July 2021 in the European Union and was marketed under the brand name SKYSONA™ prior to announcing in October 2021 that it will withdraw its regulatory marketing authorization for SKYSONA™ from the European Union. In the U.S., development of elivaldogene autotemcel was put on clinical hold in August 2021 following a report that one treated patient developed myelodysplastic syndrome (MDS), a type of blood cancer. Two additional cases of MDS have been subsequently reported. In the U.S., bluebird bio announced in December 2021 that the FDA has accepted its BLA for elivaldogene autotemcel for cALD, and in June 2022, bluebird bio announced that FDA’s Cellular, Tissue, and Gene Therapies Advisory Committee (CTGTAC) voted in favor of the candidate. A second company, Minoryx Therapeutics, Inc., is developing a small molecule, leriglitazone, which is being tested in a Phase 2 trial for the treatment of cALD.

Currently, there are few other companies that are in the early stages of developing TREM2 agonists for the treatment of AD. We consider our direct competitors to be Alector, Inc. and its corporate partner, AbbVie Inc., Denali Therapeutics, Inc. and its corporate partner, Takeda Pharmaceutical Company, Cognyxx Pharmaceuticals, Inc. and Muna Therapeutics, Inc.

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

The trading market for our common stock may be influenced by the research and reports that securities or industry analysts publish about us, our business or our market. If few securities or industry analysts commence coverage of us, our stock price could be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue adverse or misleading research or reports regarding us, our business model, our intellectual property, our stock performance or our market, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, most recently due, directly or indirectly, to the COVID-19 pandemic, record inflation, the Russia/Ukraine conflict, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, whether due to the evolving effects of the COVID-19 pandemic or otherwise, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, more dilutive, or not possible at all.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 78% of our outstanding voting stock as of July 31, 2022 based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in increased unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current Russia-Ukraine conflict has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Continuing concerns over United States health care reform legislation have also contributed to increased volatility. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely.

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

None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. We are holding a significant portion of the balance of the net proceeds from the offering in our operating account and money market funds.

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. There has been no material change in the expected use of the overall net proceeds from our IPO as described in the final prospectus dated January 6, 2022 and filed with the SEC on January 10, 2022, pursuant to Rule 424(b)(4) (File No. 333-261230) of the Securities Act, however, as disclosed under the caption Recent Developments in the Management's Discussion and Analysis of Financial Condition and Results of Operations section, we are no longer planning to pursue the Phase 1b biomarker trial of VGL101 or the Phase 2 clinical trial of VGL101 for the treatment of cALD, which will reduce the use of proceeds used for those programs.

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

Vigil Neuroscience, Inc.

Date: August 8, 2022	By:	/s/ Ivana Magovčević-Liebisch
Ivana Magovčević-Liebisch, PhD, JD
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial Officer and Accounting Officer)