Form 10-Q
period 2022-09-30
Vigil Neuroscience, Inc.
filed 2022-11-10
CIK 1827087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of October 31, 2022 was 35,581,091, par value $0.0001 per share.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$203,863	$91,420
Prepaid expenses and other current assets	9,075	6,063
Total current assets	212,938	97,483
Property and equipment, net	1,020	301
Operating lease right-of-use assets	356	882
Financing lease right-of-use assets	75	91
Restricted cash	927	927
Other assets	193	2,757
Total assets	$215,509	$102,441
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable (1)	$2,363	$3,977
Accrued expenses and other current liabilities (1)	6,853	5,031
Operating lease liabilities	347	830
Financing lease liabilities	34	43
Total current liabilities	9,597	9,881
Operating lease liabilities, net of current portion	—	41
Finance lease liabilities, net of current portion	—	23
Total liabilities	9,597	9,945
Commitments and contingencies (Note 13)
Series A convertible preferred stock, net of issuance costs, $0.0001 par value; 0 share authorized as of September 30, 2022 and 28,522,592 shares authorized as of December 31, 2021; 0 share issued and outstanding as of September 30, 2022 and 28,522,592 shares issued and outstanding as of December 31, 2021; liquidation preference of $0 and $72,647 as of September 30, 2022 and December 31, 2021, respectively	—	72,327
Series B convertible preferred stock, net of issuance costs, $0.0001 par value; 0 share authorized as of September 30, 2022 and 25,657,096 shares authorized as of December 31, 2021; 0 share issued and outstanding as of September 30, 2022 and 25,657,096 shares issued and outstanding as of December 31, 2021; liquidation preference of $0 and $90,000 as of September 30, 2022 and December 31, 2021, respectively	—	89,612
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value, 10,000,000 and 0 shares authorized as of September 30, 2022 and December 31, 2021; 0 share issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2022 and 72,000,000 shares authorized at December 31, 2021; 35,612,256 shares issued as of September 30, 2022 and 1,748,879 shares issued as of December 31, 2021; and 35,567,933 shares outstanding as of September 30, 2022 and 1,724,950 shares outstanding as of December 31, 2021	4	—
Additional paid-in capital	327,586	2,386
Accumulated deficit	(121,678)	(71,829)
Total stockholders’ equity (deficit)	205,912	(69,443)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$215,509	$102,441

(1)
Includes related party amounts of $78 (accrued expenses and other current liabilities) at September 30, 2022; $221 (accrued expenses and other current liabilities) at December 31, 2021 (see Note 12).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development (2)	$12,791	$7,810	$35,253	$23,211
General and administrative	4,846	2,928	14,758	6,221
Total operating expenses	17,637	10,738	50,011	29,432
Loss from operations	(17,637)	(10,738)	(50,011)	(29,432)
Other income (expense):
Change in fair value of the related party antidilution obligation	—	—	—	(836)
Change in fair value of Series A preferred stock tranche obligation	—	—	—	(28)
Interest income, net	163	—	197	3
Other income (expense), net	(26)	(2)	(35)	(5)
Total other expense, net	137	(2)	162	(866)
Net loss and comprehensive loss	$(17,500)	$(10,740)	$(49,849)	$(30,298)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(6.98)	$(1.70)	$(19.94)
Weighted-average common shares outstanding, basic and diluted	33,303,345	1,539,769	29,395,548	1,519,686

(2)
Includes related party amounts of $76 and $218 for the three and nine months ended September 30, 2022, respectively, and $140 and $2,602 for the three and nine months ended September 30, 2021, respectively (see Note 12).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2020	18,707,126	$47,034	1,748,879	$—	$263	$(28,546)	$(28,283)
Stock-based compensation expense	—	—	—	—	333	—	333
Net loss	—	—	—	—	—	(8,191)	(8,191)
Balances at March 31, 2021	18,707,126	$47,034	1,748,879	$—	$596	$(36,737)	$(36,141)
Issuance of Series A convertible preferred stock, net of issuance costs of $121	7,852,373	19,879	—	—	—	—	—
Reclassification of Series A preferred stock tranche obligation upon settlement	—	331	—	—	—	—	—
Reclassification of the related party antidilution obligation upon settlement	1,963,093	5,083	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	434	—	434
Net loss	—	—	—	—	—	(11,367)	(11,367)
Balances at June 30, 2021	28,522,592	$72,327	1,748,879	$—	$1,030	$(48,104)	$(47,074)
Issuance of Series B convertible preferred stock, net of issuance costs of $347	25,657,096	89,653	—	—	—	—	—
Forfeiture of restricted stock	—	—	(21,786)
Stock-based compensation expense	—	—	—	—	556	—	556
Net loss	—	—	—	—	—	(10,740)	(10,740)
Balances at September 30, 2021	54,179,688	$161,980	1,727,093	$—	$1,586	$(58,844)	$(57,258)

Balances at December 31, 2021	54,179,688	$161,939	1,724,950	$—	$2,386	$(71,829)	$(69,443)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(54,179,688)	(161,939)	19,536,870	2	161,937	—	161,939
Issuance of common stock from initial public offering, net of issuance costs of $10.0 million	—	—	7,000,000	1	87,985	—	87,986
Exercise of stock options	—	—	4,995	—	9	—	9
Stock-based compensation	—	—	—	—	1,021	—	1,021
Net loss	—	—	—	—	—	(15,334)	(15,334)
Balances at March 31, 2022	—	$—	28,266,815	$3	$253,338	$(87,163)	$166,178
Exercise of stock options	—	—	799	—	2	—	2
Stock-based compensation	—	—	—	—	1,461	—	1,461
Net loss	—	—	—	—	—	(17,015)	(17,015)
Balances at June 30, 2022	—	$—	28,267,614	$3	$254,801	$(104,178)	$150,626
Issuance of common stock from PIPE, net of issuance costs of $2.6 million	—	—	7,293,084	1	50,594	—	$50,595
Issuance of prefunded warrants for the purchase of common stock, net of issuance costs of $1.1 million	—	—	—	—	20,678	—	$20,678
Exercise of stock options	—	—	7,235	—	19	—	19
Stock-based compensation	—	—	—	—	1,494	—	1,494
Net loss	—	—	—	—	—	(17,500)	(17,500)
Balances at September 30, 2022	—	$—	35,567,933	$4	$327,586	$(121,678)	$205,912

The accompanying notes are an integral part of these condensed consolidated financial statements

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(49,849)	$(30,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,976	1,323
Non-cash operating lease expense	679	147
Change in fair value of the related party antidilution obligation	—	836
Change in fair value of Series A preferred stock tranche obligation	—	28
Depreciation and amortization	57	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,196)	(105)
Other non-current assets	(175)	(16)
Accounts payable	(2,108)	3,951
Accrued expenses and other current liabilities	1,230	2,280
Operating lease liabilities	(676)	(159)
Net cash used in operating activities	(48,062)	(22,000)
Cash flows from investing activities:
Purchases of property and equipment	(649)	(177)
Net cash used in investing activities	(649)	(177)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	—	109,637
Proceeds from issuance of common stock upon initial public offering, net of offering costs	89,872	—
Proceeds from issuance of common stock from PIPE, net of offering costs	50,602	—
Proceeds from issuance of pre-funded warrants from PIPE, net of offering costs	20,682	—
Payments of finance lease obligations	(32)	(28)
Proceeds from stock options exercised	30	—
Net cash provided by financing activities	161,154	109,609
Net increase in cash and cash equivalents	112,443	87,432
Cash, cash equivalents and restricted cash at beginning of period	92,347	24,151
Cash, cash equivalents and restricted cash at end of period	$204,790	$111,583
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A & Series B Preferred Stock to common stock, net of Issuance costs	$161,939	$—
Deferred offering costs paid in the prior year	$1,886	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$207	$—
Settlement of related party antidilution obligation	$—	$5,083
Settlement of Series A preferred stock tranche obligation	$—	$331
Right-of-use assets obtained in exchange for operating lease liabilities	$153	$534
Right-of-use assets obtained in exchange for financing lease liabilities	$—	$104
Unpaid issuance costs included in accrued expenses	$11	$105
Offering costs included in accounts payable and accrued expenses	$—	$911

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Vigil Neuroscience, Inc., together with its consolidated subsidiary, Vigil Neuroscience Securities Corporation (“Vigil” or the “Company”), is a clinical-stage, microglia-focused biotechnology company dedicated to improving the lives of patients, caregivers and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia, the sentinel immune cells of the brain. The Company’s initial focus is on developing a pipeline of therapeutic candidates that it believes will activate and restore microglia function, with an initial focus in genetically defined subpopulations. The Company was incorporated in the State of Delaware in June 2020 and is located in Cambridge, Massachusetts.

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

Private Placement

On August 12, 2022, the Company entered into a securities purchase agreement pursuant to which it agreed to issue and sell to certain existing and new accredited investors, in a private placement, 7,293,084 shares of common stock at a price of $7.30 per share and 2,980,889 pre-funded warrants at a purchase price of $7.2999 per pre-funded warrant, through a private investment in public equity (“PIPE”) financing. The pre-funded warrants will have an exercise price of $0.0001 per share of common stock, be immediately exercisable and remain exercisable until exercised in full. The prices of common stock and pre-funded warrants do not include any discounts. The Company received gross proceeds of $75.0 million, before deducting fees to the placement agent and other offering expenses.

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

Liquidity

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2022, the Company had cash and cash equivalents of $203.9 million and an accumulated deficit of $121.7 million. In January 2022, the Company completed its initial public offering (“IPO”) of its common stock which resulted in net proceeds of $88.0 million. In August, 2022, the Company completed the PIPE financing which resulted in net proceeds of $71.3 million. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its cash and cash equivalents will be sufficient to fund current operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity when purchased of three months or less to be cash equivalents. Cash equivalents are reported at fair value. At September 30, 2022 and December 31, 2021, the Company’s cash equivalents were in money market funds. As of each balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the unaudited condensed consolidated balance sheets that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (in thousands):

	September 30, 2022	September 30, 2021

Cash and cash equivalents	$203,863	$110,656
Restricted cash, non-current	927	927
Total cash, cash equivalents and restricted cash	$204,790	$111,583

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

The following is the summary of property and equipment and related accumulated depreciation as of September 30, 2022 (in thousands):

	Useful Life	September 30, 2022	December 31, 2021
Computer software and equipment	3 years	$16	$16
Furniture and fixtures	5 years	104	9
Lab equipment	5 years	192	192
Leasehold improvements	Lesser of (i) useful life or (ii) lease term	—	—
Construction in progress		764	99
Total property and equipment		1,076	316
Less: accumulated depreciation		(56)	(15)
Total property and equipment, net		$1,020	$301

Depreciation expense was $16 thousand and $41 thousand for the three and nine months ended September 30, 2022, respectively. Depreciation expense was $4 thousand and $5 thousand for the three and nine months ended September 30, 2021, respectively.

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

3. Fair Value Measurements

The following table presents the Company’s fair value hierarchy for its assets and liabilities items that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$68,136	$—	$—	$68,136
Restricted cash (non-current)	927	$—	$—	$927
	$69,063	$—	$—	$69,063

	Fair Value Measurement at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$67,942	$—	$—	$67,942
Restricted cash (non-current)	927	$—	$—	$927
	$68,869	$—	$—	$68,869

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 for the nine months ended September 30, 2022 and for the year ended December 31, 2021, respectively.

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

The Related Party Antidilution Obligation and Series A Preferred Stock Tranche Obligation were settled in May 2021 (see Note 7).

The following table sets forth a rollforward of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy (in thousands):

	Related Party Antidilution Obligation	Series A Preferred Stock Tranche Obligation	Total
Ending balance at December 31, 2020	$4,247	$303	$4,550
Change in fair value	252	21	273
Issuance of Series A preferred shares in partial settlement of related party antidilution obligation	—	—	—
Ending balance at March 31, 2021	$4,499	$324	$4,823
Change in fair value through the settlement date	584	7	591
Reclassification of Series A preferred stock tranche obligation and related party antidilution obligation upon settlement	(5,083)	(331)	(5,414)
Ending balance at May 1, 2021	$—	$—	$—

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Research and development	$5,228	$5,597
Construction related prepaids and other current assets	2,530	—
Business insurance	615	107
Other	702	359
Total	$9,075	$6,063

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Research and development	$2,555	$1,422
Payroll and employee related	2,479	2,017
Construction related	1,161	65
Professional fees	434	933
Deferred offering	11	543
Other	213	51
Total	$6,853	$5,031

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

Options under the 2020 Plan may be designated as incentive stock options or non-statutory stock options. The options granted under the 2020 Plan are either service-based options or performance-based options. As of September 30, 2022, 3,038,223 options were outstanding under the 2020 Plan.

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

In March of 2022, as part of the Company's annual grant of equity, the Company issued 802,145 stock options to employees. As of September 30, 2022, 1,352,547 options were outstanding under the 2021 Plan.

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

No stock-based compensation expense was recognized during the three and nine months ended September 30, 2022 related to the 2021 ESPP.

Stock-Based Compensation Expense

The Company recorded stock-based compensation of $1.5 million and $4.0 million during the three and nine months ended September 30, 2022, respectively, and recorded $0.6 million and $1.3 million during the three and nine months ended September 30, 2021, respectively. Stock-based compensation expense was classified as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$598	$214	$1,647	$484
General and administrative	896	342	2,329	839
Total stock-based compensation	$1,494	$556	$3,976	$1,323

At September 30, 2022, there was approximately $16.0 million unrecognized stock-based compensation expense related to unvested options, which is expected to be recognized over a weighted-average period of 2.74 years. At September 30, 2022, there was approximately $0.2 million unrecognized stock-based compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.59 years.

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

8. Common Stock

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board. During each of the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, no dividends have been declared or paid.

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

Private Placement

On August 12, 2022, the Company entered into a securities purchase agreement pursuant to which it agreed to issue and sell to certain existing and new accredited investors (collectively the "Investors"), in a private placement (the “Private Placement”), 7,293,084 shares of its common stock at a price of $7.30 per share and pre-funded warrants to purchase up to an aggregate of 2,980,889 shares of common stock at a purchase price of $7.2999 per pre-funded warrant, (representing the price of $7.30 per share minus $0.0001 per share exercise price of each such pre-funded warrant). The prefunded warrants are exercisable any time after their original issuance date and have no expiration date. The Private Placement closed on August 16, 2022 and the Company received gross proceeds of $75.0 million, before deducting offering expenses payable by the Company. The Company performed an analysis of the prefunded warrants and concluded that they met all the criteria for permanent equity classification and as such were recorded in equity as additional paid in capital.

Also on August 12, 2022, the Company entered into a registration rights agreement (the "Registration Rights Agreement") with the Investors, pursuant to which the Company agreed to register for resale the shares of common stock purchase by the Investors and the shares of common stock underlying the pre-funded warrants held by the Investors (the "Registerable Securities") on or prior to October 11, 2022. Pursuant to the Registration Rights Agreement, the Company filed a registration statement covering the resale of the Registrable Securities on September 30, 2022.

Pre-funded Warrants

In connection with the Private Placement, the Company has issued pre-funded warrants to purchase up to an aggregate of 2,980,889 shares of common stock at a purchase price of $7.2999 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The pre-funded warrants have no expiration date and the price of the pre-funded warrants do not include any discounts. We evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of September 30, 2022, no pre-funded warrants were exercised.

The Company has reserved the following number of shares of common stock for the exercise of outstanding stock options and future issuance of stock-based awards.

	September 30, 2022	December 31, 2021
Common stock options	4,390,770	3,089,065
Pre-funded warrants	2,980,889	—
Shares available for issuance under the 2020 Plan	—	276,261
Shares available for issuance under the 2021 Plan	1,792,734	3,145,281
Shares available for issuance under the 2021 ESPP	286,127	286,127
Series A convertible preferred stock outstanding	—	10,285,087
Series B convertible preferred stock outstanding	—	9,251,793
Total common stock reserved for future issuance	9,450,520	26,333,614

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(17,500)	$(10,740)	$(49,849)	$(30,298)
Denominator:
Weighted-average common shares outstanding, basic and diluted	33,303,345	1,539,769	29,395,548	1,519,686
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(6.98)	$(1.70)	$(19.94)

Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2022 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share.

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

	As of September 30,
	2022	2021
Series A convertible preferred stock	—	10,285,077
Series B convertible preferred stock	—	9,251,793
Options to purchase common stock – service based	4,180,141	2,692,351
Options to purchase common stock – performance based	210,629	229,019
Unvested restricted common stock	97,662	180,297
Total	4,488,432	22,638,537

10. Leases

In February 2021, the Company entered into an equipment lease with lease term of 24 months commencing in April 2021. The lease includes an option to purchase the equipment at fair market value at the end of the lease term.

In July 2021, the Company entered into a lease for laboratory space in Cambridge, Massachusetts, with an initial term of one year commencing in April 2021, with a month-to-month option to renew at the end of the initial lease term (see Note 12). At inception, the Company determined that it was reasonably certain that it would elect options to renew the lease through September 2022 and have included these renewal options into the initial determination of the lease term. As of September 30, 2022, the Company estimates the lease term to have a termination date of January 31, 2023.

In September 2021, the Company entered into a lease for laboratory and office space in Watertown, Massachusetts with an initial term of ten years, and a five-year renewal option at the end of the initial lease term. The monthly lease payment is approximately $0.2 million with annual escalation of approximately 3%. The lease includes a $3.7 million construction allowance. As of September 30, 2022, the Company recorded $2.3 million in Landlord assets, net of $0.8 million received or receivable pursuant to the construction allowance, within Prepaid expenses and other current assets. The lease is expected to commence in the first quarter of 2023 when the leased space is expected to be made available for the Company’s use.

In October 2021, the Company entered into a lease for its corporate headquarters in Cambridge, Massachusetts with an initial term of 14 months. As of September 30, 2022, the Company estimates the lease term to have a termination date of January 31, 2023. The monthly lease payment and security deposit are each approximately $49 thousand.

At September 30, 2022, the weighted-average remaining lease terms related to the finance and operating leases are 0.8 year and 0.4 year, respectively.

As the Company’s operating leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate was based on the term of the lease, the economic environment of the lease and reflect the rate the Company would have had to pay to borrow on a secured basis. The weighted-average discount rates used at the time that the leases were evaluated were 5.20% for the finance leases and 6.31% for the operating leases.

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

As initial consideration for the license, the Company made a one-time, non-creditable, non-refundable upfront payment of $0.5 million. As additional consideration for the license, the Company is required to pay Amgen up to $80.0 million in the aggregate upon the achievement of specified regulatory milestones for the first monoclonal antibody agonist of TREM2 agonist (“mAb”) product and the first small molecule TREM2 agonist product and aggregate milestone payments of up to $350.0 million upon the achievement of specific commercial milestones across all mAb products and small molecule products. No regulatory or commercial milestones have been achieved to date under the Amgen Agreement. The Company is also required to pay tiered royalties of low to mid single-digit percentages on annual net sales of the products covered by the license. In the event that the exploitation of a product is not covered by a valid claim within the licensed patent rights, then the royalty rate with respect to the net sales shall be subject to a customary reduction by a certain percentage. The royalty term will terminate on a country-by-country basis on the later of (i) the expiration date of the last valid claim within the licensed patent rights, and (ii) the tenth (10th) anniversary of the first commercial sale of such product in such country. Further, the Company was required to reimburse Amgen for amounts it paid to its contract manufacturers on the Company’s behalf. During the nine months ended September 30, 2021, the Company incurred $2.4 million in contract manufacturing costs. No additional costs were incurred during the nine months ended September 30, 2022. These costs are recognized as research and development expense over the period that the goods are provided, as applicable.

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

As of September 30, 2022, Amgen owned approximately 9.01% of the Company’s outstanding shares of capital stock.

Amounts paid with respect to goods provided by Amgen on the Company’s behalf under the Amgen Agreement are recognized as research and development expense as such amounts are incurred. For the nine months ended September 30, 2022 and 2021, the Company recognized $0 and $2.4 million, respectively, of expense in connection with goods provided by Amgen.

12. Related Party Transactions

Atlas

The Company entered into various lease agreements with Atlas Venture Fund XII, L.P., a principal stockholder of the Company, and incurred lease costs of $218 thousand for the nine months ended September 30, 2022, and $133 thousand for the nine months ended September 30, 2021. The lease payments are included in general and administrative expenses for office space and research and development expenses for lab space in the condensed consolidated statements of operations and comprehensive loss. The Company recorded an operating lease right-of-use asset and a lease liability for $94 thousand as of September 30, 2022. The right-of-use asset is included in operating lease right-of-use assets and the lease liability is included as an operating lease liability in the Company’s condensed consolidated balance sheet as of September 30, 2022. As of September 30, 2022, the Company recognized $78 thousand in accrued expenses associated with the leases.

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

Expenses to reimburse Amgen’s contract manufacturers incurred by the Company were $0 and $2.4 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. These costs are included in research and development expenses in the condensed consolidated statements of operations and comprehensive loss.

The Company did not have any amounts in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2022. As of December 31, 2021, $0.2 million was due to Amgen by the Company and was included in accruals in the consolidated balance sheet.

The Company did not have any amounts in prepaids as of September 30, 2022 and December 31, 2021, respectively.

13. Commitments and Contingencies

License Agreement

The Company entered into a license agreement with Amgen (see Note 11).

Letter of Credit

In September 2021, in connection with the Watertown, Massachusetts lease, the Company entered into a $0.9 million standby letter of credit which initially expired on September 10, 2022 and was renewed to expire on September 11, 2023. The standby letter of credit will automatically renew for subsequent annual periods through December 2032. Remittance of funds from the letter of credit was not probable and the full amount was available as of September 30, 2022. The Company did not recognize a liability in the condensed consolidated balance sheet.

Purchase Commitment

In November 2021, the Company entered into a statement of work ("SOW") with FUJIFILM Diosynth Biotechnologies Texas, LLC for $3.8 million under our existing master services agreement for the manufacturing of VGL101. If the Company terminates the SOW before completion, it may be required to pay fees ranging from 0% to 100%. The amount due upon an early termination depends on the length of time prior to the commencement of specific stages of the SOW. As of September 30, 2022, no significant work had begun. The SOW is expected to be substantially completed by the end of 2024.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenses will be incurred and can be reasonably estimated. As of September 30, 2022, the Company does not have any significant legal disputes that require a loss liability to be recorded.

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are discretionary and contributions in the amount of $0.2 million were made during the nine months ended September 30, 2022.

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

Overview

We are a clinical-stage, microglia-focused biotechnology company dedicated to improving the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia. Microglia are the sentinel immune cells of the brain and play a critical role in maintaining central nervous system (CNS) health and responding to damage caused by disease. Leveraging recent research implicating microglial dysfunction in neurodegenerative diseases, we utilize a precision medicine approach to develop a pipeline of therapeutic candidates, initially addressing genetically defined patient subpopulations, that we believe will activate and restore microglial function. Our first therapeutic candidates are designed to activate Triggering Receptor Expressed on Myeloid Cells 2 (TREM2), a key microglial receptor protein that mediates responses to environmental signals in order to maintain brain health and whose dysfunction is linked to neurodegeneration.

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

ALSP affects an estimated 10,000 people in the U.S., with about 1,000 to 2,000 new cases annually. ALSP has been diagnosed in countries around the world, with major clusters in North America (U.S. and Canada), Central and Northern Europe, and Asia. In July 2022, the FDA granted orphan drug designation for VGL101 for the treatment of ALSP. In October 2022, the FDA granted Fast Track designation for VGL101 for the treatment of ALSP, further acknowledging the significant unmet need of ALSP patients. ALSP is caused by loss-of-function mutations in the Colony Stimulating Factor 1 Receptor (CSF1R), a receptor that shares a common downstream signaling pathway with TREM2. The therapeutic rationale for VGL101 is to compensate for CSF1R loss-of-function by activating TREM2. We have generated robust preclinical evidence that suggests TREM2 agonism can rescue CSF1R loss-of-function We initiated our Phase 1 trial in December 2021 and have completed dosing of the 20 mg/kg single ascending dose (SAD) cohort and the 20 mg/kg multiple ascending dose (MAD) cohort in the U.S., without any safety signals. Although we believe that 20 mg/kg is a clinically-relevant dose in ALSP, we continue to engage with the FDA regarding the partial clinical hold at doses above 20 mg/kg to maintain optionality to support patients with rare and common neurodegenerative diseases. Further, we received approval from the Australian Human Research Ethics Committee (HREC) to initiate a Phase 1 trial of VGL101 in healthy volunteers without dosing restrictions and have completed dosing of 30 mg/kg and 40 mg/kg SAD cohorts and are cleared to initiate a 60 mg/kg SAD cohort in Australia. In November 2022, we reported interim topline data from the Phase 1 trial from the SAD cohorts up to and including 40 mg/kg as well as the 20 mg/kg MAD cohort. Based on these data, VGL101 demonstrated favorable safety, tolerability and PK profiles. Further, VGL101 achieved dose dependent, robust and durable decreases in CSF sTREM2 and demonstrated proof of target engagement further supporting its expected mechanism of action. We believe these interim Phase 1 results support the planned initiation of a Phase 2 trial in ALSP patients at 20 mg/kg.

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

Recent Developments

As part of a continuous evaluation of our programs, we have elected to prioritize VGL101 in ALSP and our small molecule TREM2 agonist programs. Based on our recent findings that VGL101 and our small molecule program candidates have different mechanisms of action and bind to different locations, we no longer believe that the originally planned Phase 1b biomarker trial of VGL101 will inform clinical development of the small molecule program candidates in AD and are no longer planning to conduct this biomarker trial. We also plan to defer the initiation of the planned Phase 2 clinical trial of VGL101 for the treatment of cerebral adrenoleukodystrophy (cALD). This strategic prioritization together with the proceeds of the August 2022 private placement is expected to extend our cash runway into the first quarter of 2025.

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily through proceeds from our initial public offering of our common stock, the sale of shares of our convertible preferred stock and a Simple Agreement for Future Equity, or SAFE. As of September 30, 2022, we had $203.9 million of cash and cash equivalents. As of September 30, 2022, we raised aggregate gross proceeds of $313.0 million from the sale of equity securities as follows:

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
•
During the nine months ended September 30, 2022, we completed the initial public offering of our common stock, in which we issued an aggregate of 7,000,000 shares of common stock at a price of $14.00 per share, for gross cash proceeds of $98.0 million, before underwriting discounts and commissions. We received approximately $88.0 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses. We also completed a private placement in which we issued 7,293,084 shares of common stock at a price of $7.30 per share and 2,980,889 pre-funded warrants at a purchase price of $7.2999, for gross proceeds of $75.0 million, before deducting fees to the placement agent and other offering expenses. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2025.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current therapeutic candidates or any future therapeutic candidates. Our accumulated deficit was $71.8 million at December 31, 2021 and $121.7 million at September 30, 2022, respectively. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future therapeutic candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Direct, external research and development expenses by program:
VGL101	$5,177	$3,780	$13,600	$12,082
Small molecule TREM2	2,791	1,128	8,268	3,487
Unallocated research and development expenses:
External costs and other	1,373	985	3,113	2,635
Facilities, personnel-related, and other	3,450	1,917	10,272	5,007
Total research and development expenses	$12,791	$7,810	$35,253	$23,211

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

Interest Income, net

Interest income, net primarily consists of interest earned from our cash and cash equivalents and restricted cash. We expect our interest income will increase slightly in 2022 as we invest the cash received from our sales of Series B preferred stock and the net proceeds from our IPO. Interest income was $163 thousand and $197 thousand the three and nine months ended September 30, 2022, respectively, and was $0 and $3 thousand for the three and nine months ended September 30, 2021, respectively.

Other Expense, net

Other expense, net includes gains and losses from the remeasurement of foreign currency transactions into our functional currency. Other expense, net was immaterial during the three and nine months ended September 30, 2022, and during the three and nine months ended September 30, 2021.

Results of Operations

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 compared with three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Change
	($ in thousands)
Operating expenses:
Research and development	$12,791	$7,810	$4,981
General and administrative	4,846	2,928	1,918
Total operating expenses	17,637	10,738	6,899
Loss from operations	(17,637)	(10,738)	(6,899)
Other income (expense):
Interest income	163	—	163
Other income (expense), net	(26)	(2)	(24)
Total other expense, net	137	(2)	139
Net loss and comprehensive loss	$(17,500)	$(10,740)	$(6,760)

Research and Development Expenses

Research and development expenses were $12.8 million for the three months ended September 30, 2022, as compared to $7.8 million for the three months ended September 30, 2021. The increase of $5.0 million consisted primarily of the following:

•
$1.7 million of small molecule TREM2 agonist program expenses, which is primarily driven by $1.2 million of increased preclinical costs and $0.4 million in manufacturing related costs;
•
$1.5 million of facilities, personnel-related and other expenses, of which $1.6 million related to personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.4 million; and
•
$1.4 million of VGL101 program expenses, which is primarily driven by $2.3 million of clinical trial related expenses and is partially offset by $0.6 million decrease in external manufacturing expenses due to timing of manufacturing runs of VGL101 and $0.6 million in VGL101 preclinical costs.

General and Administrative Expenses

General and administrative expenses were $4.9 million for the three months ended September 30, 2022, as compared to $2.9 million for the three months ended September 30, 2021. The increase of $1.9 million consisted primarily of the following:

•
$1.5 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.6 million; and
•
$0.5 million of other headcount related expenses and costs associated with operating as a public company, including $0.5 million of business insurance.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 compared with nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	($ in thousands)
Operating expenses:
Research and development	$35,253	$23,211	$12,042
General and administrative	14,758	6,221	8,537
Total operating expenses	50,011	29,432	20,579
Loss from operations	(50,011)	(29,432)	(20,579)
Other income (expense):
Change in fair value of the related party antidilution obligation	—	(836)	836
Change in fair value of Series A preferred stock tranche obligation	—	(28)	28
Interest income	197	3	194
Other income (expense), net	(35)	(5)	(30)
Total other expense, net	162	(866)	1,028
Net loss and comprehensive loss	$(49,849)	$(30,298)	$(19,551)

Research and Development Expenses

Research and development expenses were $35.3 million for the nine months ended September 30, 2022, as compared to $23.2 million for the nine months ended September 30, 2021. The increase of $12.1 million consisted primarily of the following:

•
$5.3 million of facilities, personnel-related and other expenses, of which $4.6 million related to personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $1.2 million;
•
$4.8 million of small molecule TREM2 agonist program expenses, which is primarily driven by $3.5 million of increased preclinical costs and $1.3 million in manufacturing related costs; and
•
$1.5 million of VIGL101 program expenses, which is primarily driven by $5.7 million of clinical trial related expenses and $0.4 million in patient advocacy increases, these are partially offset by a decrease of $2.9 million in external manufacturing expenses due to timing of manufacturing runs of VGL101 and $2.0 million in VGL101 related preclinical costs; and
•
$0.3 million in lab supplies.

General and Administrative Expenses

General and administrative expenses were $14.8 million for the nine months ended September 30, 2022, as compared to $6.2 million for the nine months ended September 30, 2021. The increase of $8.6 million consisted primarily of the following:

•
$4.1 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $1.5 million;
•
$2.5 million of other headcount related expenses and costs associated with operating as a public company, including $1.6 million of business insurance; and
•
$2.0 million of professional fees, including legal, accounting and other expenses.

Change in Fair Value of Related Party Antidilution Obligation

The change in fair value of Related Party Antidilution Obligation was $0 for the nine months ended September 30, 2022, as compared to $0.9 million for the nine months ended September 30, 2021. This decrease of $0.9 million was related to the May 2021 settlement of the Related Party Antidilution Obligation associated with the Amgen Agreement. On September 18, 2020, we completed the first closing pursuant to the Series A Convertible Preferred Stock Purchase Agreement which triggered the partial settlement of the Related Party Antidilution Obligation resulting in the issuance of 6,928,566 shares of its Series A convertible preferred stock to Amgen. The fair value of the Related Party Antidilution Obligation as of December 31, 2020 was $4.2 million. On May 28, 2021, we completed the second closing pursuant to the Series A Convertible Preferred Stock Purchase Agreement which resulted in our raising of net cash proceeds from financing activities in excess of the $45.0 million Related Party Antidilution Obligation cap. The second closing triggered the settlement of the remaining Related Party Antidilution Obligation, resulting in the issuance of 1,963,093 shares of Series A convertible preferred stock to Amgen with a fair value of $5.1 million.

Change in Fair Value of Series A Preferred Stock Tranche Obligation

The change in fair value of Series A Preferred Stock Tranche Obligation was $0 for the nine months ended September 30, 2022 as compared to $28 thousand for the nine months ended September 30, 2021. This decrease of $28 thousand related to the May 2021 settlement of the Series A Preferred Stock Tranche Obligation associated with the Series A Convertible Preferred Stock Purchase Agreement. In May 2021, we settled the Series A Tranche Obligation with the issuance of 7,852,373 shares of our Series A Convertible Preferred Stock.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our therapeutic candidates. Since our inception through September 30, 2022, we have funded our operations with net proceeds from sales of our convertible preferred stock, issuance of our common stock from our initial public offering, and SAFE. As of September 30, 2022, we had cash and cash equivalents of $203.9 million.

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

In August 2022, we also completed a private placement in which we issued 7,293,084 shares of common stock at a price of $7.30 per share and 2,980,889 pre-funded warrants at a purchase price of $7.2999, for gross proceeds of $75.0 million, before deducting fees to the placement agent and other offering expenses. We received net proceeds of $71.3 million.

Based on our current operating plan, we expect the net proceeds from our IPO and private placement, together with our existing cash, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2025.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	($ in thousands)
Net cash used in operating activities	$(48,062)	$(22,000)
Net cash used by investing activities	(649)	(177)
Net cash provided by financing activities	161,154	109,609
Net increase in cash, cash equivalents and restricted cash	$112,443	$87,432

Operating Activities

During the nine months ended September 30, 2022, operating activities consisted primarily of our net loss of $49.9 million and $3.0 million of changes in operating assets and liabilities, partially offset by (i) $4.0 million stock-based compensation expense, and (ii)

$0.7 million change in operating lease expenses. The net loss primarily consisted of $35.3 million of research and development expenses, and $14.8 million of general and administrative expenses.

During the nine months ended September 30, 2021, operating activities consisted primarily of our net loss of $30.3 million, partially offset by (i) $6.0 million of changes in operating assets and liabilities, (ii) $0.8 million change in Related Party Antidilution Obligation, and (iii) $1.3 million stock-based compensation expense. The net loss primarily consisted of $23.2 million of research and development expenses, $6.2 million of general and administrative expenses and a $0.8 million unfavorable change in fair value of Related Party Antidilution Obligation.

Investing Activities

During the nine months ended September 30, 2022, net cash used by investing activities consisted of $0.6 million of purchases of property and equipment.

During the nine months ended September 30, 2021, net cash used by investing activities consisted of $0.2 million of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities consisted primarily of $89.9 million in net proceeds from the issuance of common stock upon initial public offering, $50.6 million in net proceeds from the issuance of common stock under our August 2022 private placement offering, and $20.7 million in net proceeds from the issuance of pre-funded warrants.

During the nine months ended September 30, 2021, net cash provided by financing activities consisted primarily of $20.0 million gross proceeds from the issuance of 7,852,373 shares of Series A convertible preferred stock at a purchase price of $2.547 per share, and $90.0 million gross proceeds from the issuance of 25,657,096 shares of Series B convertible preferred stock at $3.5078 per share, offset by approximately $0.4 million of issuance costs.

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

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or therapeutic candidates or to grant licenses on terms that may not be favorable to us. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our therapeutic candidates or grant rights to develop and market therapeutic candidates that we would otherwise prefer to develop and market ourselves. We expect our existing cash, and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025 at which point we would need to obtain substantial additional funding in connection with our continuing operations.

Contractual Obligations and Commitments

In September 2021, we entered into a lease for laboratory and office space in Watertown, Massachusetts with an initial term of ten years, and a five-year renewal option at the end of the initial lease term. The monthly lease payment is approximately $0.2 million with annual escalation of approximately 3%. The lease includes a $3.7 million construction allowance. As of September 30, 2022, the Company paid $2.3 million, net of $0.8 million received or receivable pursuant to the construction allowance. The lease is expected to commence in the first quarter of 2023 when the leased space is expected to be made available for use, as such this lease is not included in the table above given the commencement date.

In February 2021, we entered into a master services agreement with FUJIFILM Diosynth Biotechnologies UK Limited, FUJIFILM Diosynth Biotechnologies Texas, LLC, FUJIFILM Diosynth Biotechnologies U.S.A., Inc, and FUJIFILM Diosynth Biotechnologies Denmark AS, or collectively, FUJIFILM. In November 2021, we entered into a statement of work with FUJIFILM for $3.8 million under our existing master services agreement for the manufacturing of VGL101. If we terminate the statement of work before completion, we may be required to pay fees ranging from 0% to 100%. The amount due upon an early termination depends on the length of time prior to the commencement of specific stages of the statement of work. As of September 30, 2022, no significant work had begun. The statement of work is expected to be substantially completed by the end of 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting relating to cut-off of certain general and administrative and research and development expenses. This material weakness resulted in immaterial adjustments to general and administrative expenses, research and development expenses and accrued expenses as of and for the year ending December 31, 2020, and as of and for each of the interim periods ending June 30, 2020 and September 30, 2020, all of which were recorded prior to the issuance of the interim and annual consolidated financial statements. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Despite enhancements we implemented to our internal controls over financial reporting during fiscal year 2021 and continue to make, as the revised and enhanced controls need to be in operation for a sufficient period of time to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2020, and, to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying therapeutic candidates, establishing our intellectual property portfolio and conducting preclinical research and, more recently, clinical studies. As an early clinical organization, we have only recently initiated our first clinical trials and have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability are speculative.

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any, or any significant, revenue. Our net loss was $49.9 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $121.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

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

In addition, as an early-stage company, we will encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our therapeutic candidates into and through the clinic, we will need to transition from a company with a research focus to a company capable of supporting clinical development and, if successful, commercial activities. We may fail in that transition.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates.

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

We identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls over the cut-off of certain general and administrative and research and development expenses. This material weakness resulted in immaterial adjustments to general and administrative expenses, research and development expenses and accrued expenses as of and for the year ending December 31, 2020, and as of and for each of the interim periods ending June 30, 2020 and September 30, 2020, all of which were recorded prior to the issuance of the interim and annual consolidated financial statements. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Despite enhancements we implemented to date to our internal controls over financial reporting during fiscal year 2021 and continue to make, as the revised and enhanced controls need to be in operation for a sufficient period of time to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of September 30, 2022.

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

We are early in our development efforts, and we have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have invested substantially all of our research efforts to date in identifying potential therapeutic candidates and conducting preclinical and clinical studies. As an organization, we are in the process of conducting our first Phase 1 interventional clinical trial in healthy volunteers and a non-interventional natural history study to study patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP). Our lead therapeutic candidate, VGL101, is our only product candidate in Phase 1 clinical development for ALSP. We initiated our Phase 1 trial in December 2021, and as of the date of this Quarterly Report, we have completed dosing of the 20 mg/kg SAD and 20 mg/kg MAD cohorts in the U.S., without any safety signals observed. Although we believe that 20 mg/kg is a clinically-relevant dose in ALSP, we continue to engage with the FDA regarding the partial clinical hold at doses above 20 mg/kg to maintain optionality to support patients with rare and common neurodegenerative diseases. Further, we received approval from the Australian Human Research Ethics Committee (HREC) to initiate a Phase 1 study of VGL101 in healthy volunteers without dosing restrictions. Under the approved protocol, we are evaluating VGL101 at doses above 20 mg/kg. We may be unsuccessful in our efforts to work with the FDA to lift the partial clinical hold, including because our beliefs about dosing levels may not be supported by the data generated from our clinical trials.

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

As a general matter, commencing clinical trials in the U.S. is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. For the FDA to accept an IND, we must complete toxicology and other preclinical studies pursuant to Good Laboratory Practices (GLPs), which may not be successful, or may take longer than we expect. The FDA may require us to complete additional preclinical studies or we may be required to satisfy other FDA requests prior to commencing clinical trials, and such requests may not currently be known or anticipated, which may cause the start of our first clinical trials to be delayed or prevent us from conducting clinical trials. Even after we receive and incorporate guidance from regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, impose stricter conditions than we currently expect or may prevent us from conducting clinical trials. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union (EU).

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

At any time and for any reason, we may determine that one or more of our discovery programs or preclinical or clinical therapeutic candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or therapeutic candidate. Accordingly, we may choose not to develop a potential therapeutic candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or preclinical or clinical therapeutic candidates or programs. Suspending, deprioritizing or terminating a program or therapeutic candidate in which we have invested significant resources, means we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or therapeutic candidates.

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

We are pursuing a precision medicine approach to developing a broad range of therapeutics for neurodegenerative diseases. By targeting rare genetically defined neurodegenerative microgliopathies, our strategy is to advance our pipeline by reducing downstream translational risk, efficiently generating clinical proof of mechanism and proof of concept and expanding into multiple neurodegenerative indications where microglia-based therapeutics may have meaningful impact on disease progression and patient lives. This strategy may not prove to be successful. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable.

We plan to conduct clinical trials that utilize an “open-label” trial design, which are subject to various limitations that may exaggerate therapeutic effect or influence reporting of adverse events as patients in open-label clinical trials are aware when they are receiving treatment.

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

Before we can commence clinical trials for a therapeutic candidate, we must complete extensive preclinical testing and studies that support our INDs and other regulatory filings. We cannot be certain of the timely identification of a therapeutic candidate or the completion or outcome of our preclinical testing and studies and cannot predict whether the FDA or other regulatory authorities will accept any additional proposed clinical programs or whether the outcome of our preclinical testing and studies will ultimately support the further development of any therapeutic candidates. Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. As a result, we cannot be sure that we will be able to submit INDs or foreign equivalents for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or foreign equivalents will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We could encounter delays in our development plans when a clinical trial is suspended, placed on clinical hold or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities or recommended for suspension or termination by the Data Safety Monitoring Board (DSMB) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We initiated our Phase 1 trial in December 2021, and as of the date of this Quarterly Report, we have completed dosing of the 20 mg/kg SAD and 20 mg/kg MAD cohorts in the U.S., without any safety signals observed. Although we believe that 20 mg/kg is a clinically-relevant dose in ALSP, we continue to engage with the FDA regarding the partial clinical hold at doses above 20 mg/kg to maintain optionality to support patients with rare and common neurodegenerative diseases. Further, we received approval from the Australian Human Research Ethics Committee (HREC) to initiate a Phase 1 study of VGL101 in healthy volunteers without dosing restrictions. Under the approved protocol, we are evaluating VGL101 at doses above 20 mg/kg. We may be unsuccessful in our efforts to work with the FDA to lift the partial clinical hold, including because our beliefs about dosing levels may not be supported by the data generated from our clinical trials. We believe that 20 mg/kg is a clinically-relevant dose in ALSP. However, if changes in our understanding of the therapeutic concentrations of VGL101 necessitate exploration of doses above 20 mg/kg, and we are unable to reach agreement with the FDA to lift the partial clinical hold, which remains in effect, we would be unable to complete our clinical trials of VGL101 in ALSP patients in the U.S. without delays in our clinical development plans and incur additional clinical development costs, which could impair our ability to obtain U.S. regulatory approval for VGL101 for ALSP or any other indication.

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

The FDA has established various designations to facilitate more rapid and efficient development and approval of certain types of drugs. Such designations include fast track designation, breakthrough therapy designation, priority review and orphan drug designation. Fast track designation is designed to facilitate the development and expedite the review of therapies for serious conditions that fill an unmet medical need. Programs with fast track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast track designation applies to both the therapeutic candidate and the specific indication for which it is being studied. If any of our therapeutic candidates receive fast track designation, and even when received but do not continue to meet the criteria for fast track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply or due to other issues, we will not receive the benefits associated with the fast track program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a therapeutic candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EMA’s Committee for Orphan Medicinal Products (COMP) evaluates orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers, and it may entitle the therapeutic to exclusivity in the U.S. and the EU. Regulatory authorities may not grant our requests for orphan designation, or may require submission of additional data before making such determination. For example, even though we obtained orphan drug designation from the FDA in the U.S. for VGL101, we may not be able to obtain orphan drug designation from other health authorities where available. Further, even after obtaining orphan drug designation for a therapeutic candidate, including VGL101, we may not be able to obtain or maintain orphan drug exclusivity for that therapeutic candidate.

If any of our programs or therapeutic candidates receive fast track, breakthrough therapy, priority review, or orphan drug designation by the FDA or similar designations by other regulatory authorities, and even when received, there is no assurance that we will receive any benefits from such programs or that we will continue to meet the criteria to maintain such designation. Even if we obtain such designations, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A fast track, breakthrough therapy, priority review, or orphan drug designation does not ensure that a therapeutic candidate will receive marketing approval or that approval will be granted within any particular timeframe. In addition, the FDA may withdraw any such designation if it believes that the designation is no longer supported by data from our clinical development program.

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

•
On August 16, 2022 the Inflation Reduction Act of 2022 was passed, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.

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

As of October 31, 2022, we had 52 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including identifying, recruiting, integrating, maintaining and motivating additional employees and managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

While not TREM2 agonists, we are aware of two companies developing therapies for cALD. First, bluebird bio, Inc. is developing a gene therapy, SKYSONA® (elivaldogene autotemcel), which received marketing approval in July 2021 in the European Union and FDA Accelerated Approval in September 2022 in the United States. bluebird bio, Inc. withdrew its regulatory marketing authorization for SKYSONA® from the European Union in November 2021. A second company, Minoryx Therapeutics, Inc., is developing a small molecule, leriglitazone, which is being tested in a Phase 2 trial for the treatment of cALD.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 82% of our outstanding voting stock as of October 31, 2022 based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On August 12, 2022, we entered into a Securities Purchase Agreement, or the Purchase Agreement, pursuant to which we issued and sold 7,293,084 shares of the Company’s common stock at a price of $7.30 per share and (ii) pre-funded warrants to purchase up to a total of 2,980,889 shares of common stock at a purchase price of $7.2999, per pre-funded warrant, that that vested immediately, have an indefinite term and an exercise price of $0.0001, or the Shares, in a private offering pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. No underwriters were involved in the foregoing sales of securities. Pursuant to the Purchase Agreement and related Registration Rights Agreement, we subsequently filed a Registration Statement on Form S-1 with the SEC on September 30, 2022 for the purposes of registering for resale the Shares and to maintain the effectiveness of the registration statement until such time as all Shares covered by the registration statement have been sold or may be sold under Rule 144 without manner of sale restrictions or volume limitations, subject to certain exceptions.

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
`
10.1

Securities Purchase Agreement, by and among the Registrant and the persons party thereto, dated as of August 12, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 12, 2022).

10.2

Registration Rights Agreement, by and among the Registrant and the persons party thereto, dated as of August 12, 2022 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 12, 2022).

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

Vigil Neuroscience, Inc.

Date: November 10, 2022	By:	/s/ Ivana Magovčević-Liebisch
Ivana Magovčević-Liebisch, PhD, JD
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial Officer and Accounting Officer)