Form 10-K
period 2022-12-31
Vigil Neuroscience, Inc.
filed 2023-03-21
CIK 1827087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41200

VIGIL NEUROSCIENCE, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-1880494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Forge Road, Suite 700 Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 254-4445

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VIGL	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $29.6 million based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant's most recently completed second quarter. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2023 was 35,641,811.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the initiation timing, progress, results and cost of VGL101 and our small molecule agonist program designed to activate Triggering Receptor Expressed on Myeloid Cells 2, or TREM2, as well as our research and development programs and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our current and future programs;
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
•
our estimates of the number of patients that we will enroll and our ability to initiate, recruit and enroll patients in and conduct, and successfully complete, our clinical trials, including at the pace that we project;
•
the ability to efficiently discover, identify, research and develop product candidates;
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of any Investigational New Drug applications, or INDs, and final U.S. Food and Drug Administration, or FDA, approval of our current product candidates or any future product candidates;
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
•
the effect of the COVID-19 pandemic on any of the foregoing or other aspects of our business operations, including any negative impact on enrollment in our ongoing clinical trial as well as any other impacts on our existing and future clinical trials or our preclinical studies; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company dedicated to improving the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia. Microglia are the sentinel immune cells of the brain and play a critical role in maintaining central nervous system (CNS) health and responding to damage caused by disease. Leveraging recent research implicating microglial dysfunction in neurodegenerative diseases, we utilize a precision medicine approach to develop a pipeline of therapeutic candidates, initially addressing genetically defined patient subpopulations, that we believe will activate and restore microglial function. Our first therapeutic candidates are designed to activate Triggering Receptor Expressed on Myeloid Cells 2 (TREM2), a key microglial receptor protein that mediates responses to environmental signals in order to maintain brain health and whose dysfunction is linked to neurodegeneration. We have two main programs that are designed to target TREM2. Our lead product candidate, VGL101, is a fully human monoclonal antibody (mAb) TREM2 agonist (or activator) that is currently being studied in a Phase 2 proof-of-concept trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP), a rare and fatal neurodegenerative disease. Our second program is focused on small molecule TREM2 agonists and is currently in investigational new drug (IND) enabling studies. We plan to develop our small molecule TREM2 agonist candidates for more common neurodegenerative diseases associated with microglial dysfunction, with an initial focus on Alzheimer’s disease (AD) in genetically defined subpopulations.

We believe that each of the therapeutic candidates in our pipeline has the potential to be developed for multiple neurodegenerative diseases. Our precision medicine approach begins with rare, genetically defined diseases for which microglial dysfunction is believed to be a key driver of disease pathology and then utilizes findings from these efforts to inform expansion into larger and more common neurodegenerative diseases. We believe our strategy has the potential to mitigate downstream translational risk as we seek to advance our programs through early development and into the clinic. We believe this iterative, sequential approach is a key differentiator, potentially allowing us to generate clinical proof-of-concept (PoC) efficiently and leverage our initial development programs as well as research by others, in pursuing additional neurodegenerative disease opportunities.

Our lead product candidate, VGL101, is currently being studied in IGNITE, a Phase 2 proof-of-concept trial in patients with ALSP as well as in an ongoing Phase 1 single and multiple ascending dose (SAD and MAD) healthy volunteer trial.

In December 2022, we initiated IGNITE, the first-ever interventional trial for ALSP patients. ALSP is a rare, inherited, autosomal dominant neurological disease with high genetic penetrance. ALSP is caused by a loss-of-function mutation in the Colony Stimulating Factor 1 Receptor (CSF1R), a receptor that shares a common downstream signaling pathway with TREM2 and affects an estimated 10,000 people in the U.S., with similar prevalence in Europe and Japan. There are currently no approved therapies for ALSP, underscoring the unmet need for people living with this disease. In October 2022, the FDA granted Fast Track designation for VGL101 for the treatment of ALSP. In July 2022, the FDA granted orphan drug designation for VGL101 for the treatment of ALSP. We plan to report six-month interim data from the first six patients enrolled in IGNITE during the second half of 2023.

We are also conducting a Phase 1 SAD and MAD trial of VGL101 in healthy volunteers in the United States and Australia. In November 2022, we reported interim topline data from the ongoing Phase 1 trial to evaluate the safety, tolerability, pharmacokinetics (PK) and pharmacodynamics (PD) of VGL101 in healthy volunteers. As of October 7, 2022, the trial had enrolled 82 healthy volunteers who received either VGL101 (n=68) at various doses up to 40 mg/kg or placebo (n=14). Based on these data, VGL101 was found to be generally well-tolerated at doses up to 40 mg/kg SAD and 20 mg/kg MAD. VGL101 showed a linear, predictable PK profile at all doses and a half-life that supported monthly IV dosing. Importantly, VGL101 achieved dose dependent, durable decreases in levels of soluble TREM2 ("sTREM2") in the cerebrospinal fluid (CSF) demonstrating proof of target engagement. VGL101 20 mg/kg repeat dosing was associated with robust reduction in sTREM2 levels and decreases were still observed 28 days after the third and final dose. VGL101 is the first antibody reported to demonstrate durability of TREM2 engagement in a clinical setting and showed durable increases in soluble CSF1R ("sCSF1R") levels in the CSF after repeat dosing. As of the date of this report, we have completed dosing SAD cohorts up to 60 mg/kg and have initiated dosing of a 60 mg/kg MAD cohort. We plan to report the full data analysis from the Phase 1 trial during the second half of 2023.

Engagement with our stakeholders, including patients and scientific and provider communities, is central to our approach in rare neurodegenerative diseases. In September 2021, we began ILLUMINATE, a natural history study of ALSP patients to better characterize the patient journey, inform our clinical trial design, and facilitate recruitment into our clinical trials. In December 2022, we reported interim data from the ongoing ILLUMINATE study comparing magnetic resonance imaging (MRI) findings and certain fluid biomarker levels in symptomatic ALSP participants versus prodromal (those with a confirmed CSF1R mutation and MRI findings but showing no clinical symptoms of ALSP) participants. At six months, volumetric MRI findings showed a greater disease progression for symptomatic ALSP participants versus prodromal participants, based on greater reductions in brain tissue volume and greater increases in white matter lesion and ventricular volume. Baseline levels of fluid biomarkers were found to be significantly different for ALSP participants including reduced sCSF1R levels for prodromal and symptomatic individuals versus healthy volunteers, and increased neurofilament light chain (NfL) levels by multiple-fold, indicative of active neurodegeneration, for symptomatic individuals versus prodromal and healthy individuals.

In addition to ILLUMINATE, we established the world’s first patient-facing ALSP informational website to build disease awareness and actively support patient advocacy organizations. Through this work, we have created a strong global network of key opinion leaders (KOLs), centers of excellence, and genetic counseling practices that each treat ALSP patients and work with families affected by the disease.

In addition to VGL101, we are developing novel small molecule TREM2 agonists designed to be suitable for oral delivery to treat common neurodegenerative diseases associated with microglial dysfunction, with an initial focus on AD in genetically defined subpopulations. Genome wide association studies (GWAS) have shown that a specific mutation in a TREM2 variant (R47H) has one of the strongest associations with the development of AD, second in magnitude only to that associated with the apolipoprotein E4 (ApoE4) genotype. Our strategy in AD is to initially target genetically defined AD subpopulations with microglia dysregulation including those carrying TREM2 and other variants. Our small molecule product candidates have a different mechanism of action and bind to a different site than VGL101, providing potential additional optionality in positioning these molecules in different patient populations and potential differentiation from TREM2 antibody therapeutics. These highly active, selective and brain-penetrant small molecule agonists are designed to act as a molecular glue that potentiates the TREM2 signaling response to natural damage ligands. Vigil has established that its small molecule agonists demonstrate on-target TREM2 activation across both common and rare TREM2 variants. We plan to submit an IND application and, subject to FDA clearance of the IND, initiate clinical development of our lead small molecule TREM2 agonist candidate in the second half of 2023.

We believe our microglia focus, precision medicine approach, and pipeline, which spans multiple modalities, strongly position us to become a differentiated leader in the neurodegenerative therapeutic space.

The following table highlights our clinical and preclinical programs.

Over time, we plan to expand our pipeline through internal discovery and development and/or through strategic collaborations or alliances with academic organizations or pharmaceutical or biotechnology companies.

Our Business Strategy

Our goal is to be a leader in the development and commercialization of microglia-targeted, disease-modifying therapeutics that slow or halt progression of a range of rare and common neurodegenerative diseases. Key elements of our business strategy are to:

•
Apply our precision medicine approach to develop microglia-targeted therapies for patients with rare, genetically defined neurodegenerative diseases and subsequently advance into neurodegenerative diseases affecting larger patient populations. The initial indications we are pursuing are rare diseases that have strong genetic, mechanistic, and biochemical associations with microglial dysfunction. We believe these associations provide a strong rationale for potential intervention with microglia-targeted therapies. By focusing on these known relationships, we believe we may mitigate downstream translational risk as we seek to advance our programs through early development and into the clinic. We expect this approach will allow us to identify biologically and clinically relevant biomarkers and to generate PoC efficiently. We plan to apply the specific learnings from these studies to inform the development of our therapeutic candidates in other neurodegenerative disease indications with broader patient populations.
•
Advance our lead product candidate, VGL101, a mAb TREM2 agonist, for the treatment of ALSP and other rare leukoencephalopathies and leukodystrophies. We are currently developing VGL101, our fully human mAb that is highly selective for TREM2, for the treatment of ALSP, a rare and fatal neurodegenerative disease. We believe there is strong genetic, molecular, and cellular evidence implicating microglial dysfunction and signaling deficiency in ALSP, which we believe could be correctable through TREM2 activation. We believe the significant unmet need and lack of approved therapies in ALSP have the potential to enable a more efficient clinical development path to PoC and regulatory approval, if our trials are successful. We plan to leverage our work in ALSP to target other rare leukoencephalopathies and leukodystrophies, such as cALD, MLD and Krabbe. To that end, VGL101 is currently being studied in a Phase 2 proof-of-concept trial, IGNITE, in patients with ALSP. We plan to report six-month interim data from the first six patients enrolled in IGNITE during the second half of 2023. In addition, we plan to report the full data analysis from the ongoing Phase 1 trial in the second half of 2023. We continue to enroll people living with ALSP in ILLUMINATE, a natural history study of ALSP patients designed to better characterize the patient journey, inform our clinical trial design, and facilitate recruitment into our clinical trials.
•
Develop a novel, orally-available, small molecule TREM2 agonist program for the treatment of more common neurodegenerative diseases, beginning with genetically defined subpopulations of AD patients. Peer reviewed literature suggests a strong genetic association between certain TREM2 variants and the development and progression of AD. We believe our precision medicine approach will enable us to identify subpopulations of AD patients who are most likely to benefit from treatment with a small molecule TREM2 agonist and as such, we are advancing our novel, orally-available, small molecule TREM2 agonist the treatment of AD, beginning with genetically defined populations associated with TREM2 gene variants. An orally available and highly active, TREM2-selective and CNS penetrant small molecule with a novel mechanism of action has many potential clinical and commercial advantages in large chronic indications, including ease of administration and use in outpatient settings. We also intend to explore the potential of our small molecule agonist for the general AD population, if clinical data support this approach. We plan to submit an IND application and, subject to FDA clearance of the IND, initiate clinical development of our lead small molecule TREM2 agonist candidate in the second half of 2023.
•
Engage the stakeholder community including patients, advocacy groups, and clinical leaders. Support of the stakeholder community is an integral part of our mission to bring microglia-targeted therapeutics to patients with neurodegenerative diseases. Early and ongoing engagement increases our understanding of the patient journey, helps build disease awareness, and facilitates recruitment of patients and clinicians to participate in clinical trials. For example, we actively support the first and only ALSP dedicated patient organization, Sisters’ Hope Foundation, and launched the world’s first patient-facing ALSP informational website, to increase ALSP awareness, engage with and support patients, the clinical community, and other relevant stakeholders. Beyond developing an ALSP KOL network and forming our Patient and Caregiver Advisory Council (PCAC), we have also partnered with broader leukodystrophy and rare disease umbrella organizations, such as United Leukodystrophy Foundation, Hunter's Hope, ALEX The Leukodystrophy Charity, National Organization for Rare Diseases (NORD), Global Genes, and Every Life Foundation.

•
Expand our modality-agnostic product pipeline to other microglial targets beyond TREM2. Given the central role that microglia play in maintaining brain health, we plan to explore targets beyond TREM2 for the development of therapeutics that modulate microglial activity across multiple modalities for the treatment of additional neurodegenerative diseases. We plan to regularly evaluate opportunities to expand and diversify our pipeline through internal discovery and development and/or through strategic collaborations or alliances with academic organizations or pharmaceutical or biotechnology companies.

Microglia and Their Role in CNS Health and Neurodegeneration

Microglia are the sentinel immune cells of the brain and play a critical role in maintaining CNS health, or homeostasis, and responding to damage caused by disease. In recent years, the scientific community’s understanding of microglia’s role in brain health and neurodegeneration has advanced markedly. A 2020 review in the journal Science, for example, highlighted microglia’s “fundamental role” as “governors of neuronal function and homeostasis in the adult brain.” In their homeostatic state, microglia monitor for potential damage. Microglia sense multiple types of signals in the brain, including those generated by infection, cell death and breakdown, and replacement of myelin (sheaths of protein and fat that insulate axon fibers that turn over as part of normal brain physiology). Homeostatic microglia transition to a disease-associated microglia ("DAM") phenotype and then coordinate signal-specific downstream responses, such as potentiation of microglial survival and proliferation, activation of microglial phagocytosis (cellular debris removal by innate immune cells), removal of unneeded neural connections (axonal pruning) to maintain synaptic health, and stimulation of microglial lysosomal function, and lipid and cholesterol metabolism.

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

Our initial focus on microglia and microglia-targeted therapeutics is based on research linking microglia to both rare and common neurodegenerative diseases that either result from genetic mutations or are associated with genetic variations. These conditions include leukoencephalopathies and leukodystrophies, a set of rare, mainly genetic disorders affecting neurons and white matter, such as ALSP, cALD, MLD, Krabbe, as well as genetic subpopulations of AD carrying variants affecting microglial function. Due to their multiple functions, microglia are also implicated in other CNS diseases, including AD, FTD, MS, PD, amyotrophic lateral sclerosis (ALS), and certain rare epilepsies.

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

Figure 1: Neurodegenerative Diseases Linked to Microglial Function and U.S. Prevalence Estimates

cALD: Cerebral Adrenoleukodystrophy; MLD: Metachromatic Leukodystrophy, AD: Alzheimer’s Disease, FTD: Frontotemporal Dementia; MS: Multiple Sclerosis; PD: Parkinson’s Disease; ALS: Amyotrophic Lateral Sclerosis; Prevalence estimates for U.S. *Lennox-Gastaut & Dravet Syndromes (i.e., rare epilepsies)

TREM2: Our Initial Therapeutic Target

Our most advanced therapeutic programs are aimed at developing agonists of TREM2, a membrane spanning receptor expressed specifically on microglia in the brain. TREM2 is essential for microglia’s homeostatic maintenance functions and response to inflammatory CNS damage in various disease states. TREM2 acts like a sensor to detect cellular damage in the brain, such as from dead neurons and myelin debris (cellular debris), and protein clumps that form plaques. Once microglia encounter damage associated materials, TREM2 mediates signals for the microglia to respond appropriately, for example, by transitioning to DAM, migrating to sites of damage, clearing away debris through phagocytosis, and acting as a barrier to prevent further damage (Figure 2). In preclinical studies across multiple neurodegenerative conditions, it has been shown that the transition from homeostatic microglia to fully activated DAM requires activation of the TREM2 receptor.

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

Our Precision Medicine Approach to Development

We are pursuing a precision medicine approach to developing a broad range of therapeutics for neurodegenerative diseases. We believe that each of the drugs in our pipeline can be developed for multiple neurodegenerative diseases, some of which have very large patient populations. Our development strategy is to begin with rare, genetically defined diseases for which microglial dysfunction is a key driver of disease pathology and to use findings from these efforts to inform expansion into larger and more common neurodegenerative indications. We believe this iterative, sequential approach is a key differentiator which will help reduce downstream translational risk and potentially allow us to generate clinical PoC efficiently and leverage our initial development programs as well as research by others in pursuing additional neurodegenerative disease opportunities. We also believe we are differentiated by developing both large molecule (i.e., injectable) antibodies as well as small molecule (i.e., orally available) drugs.

We are executing on this approach with our lead product candidate, VGL101, which is initially being developed for the treatment of ALSP. ALSP has strong genetic, mechanistic, and biochemical associations with microglial dysfunction. The understanding of the genetic defect, the molecular pathway deficit, the potential for TREM2 agonism to mitigate the deficit, and the availability of both target engagement and disease biomarkers, serve to increase our confidence in our efforts to rapidly achieve clinical PoC for VGL101 for this disease. We believe the significant unmet need and lack of approved therapies in ALSP have the potential to enable a more efficient clinical development path to PoC and regulatory approval, if these trials are successful. We plan to leverage our work in ALSP to target other rare leukoencephalopathies and leukodystrophies, such as cALD, MLD and Krabbe.

We are developing orally-available small molecules that we believe may have potential clinical and commercial advantages, including ease of administration, improved treatment compliance, and use in outpatient settings. We believe our small molecule TREM2 agonist candidates could be particularly impactful for treating diseases with larger patient populations, such as AD. Our precision medicine strategy in AD is to initially target genetically defined AD subpopulations with microglia dysregulation including those carrying TREM2 and other variants.

Our Product Development Programs

We currently have two programs aimed at developing microglia-targeted TREM2 agonists for the treatment of neurodegenerative diseases including VGL101, our fully human mAb TREM2 agonist and a small molecule TREM2 agonist program.

VGL101, Monoclonal Antibody TREM2 Agonist Candidate

Our lead candidate, VGL101, is a highly-targeted fully human monoclonal antibody directed against human TREM2 for the treatment of rare genetically defined microgliopathies. VGL101 is currently being studied in IGNITE, a Phase 2 proof-of-concept trial in patients with ALSP. We plan to report six-month interim data from the first six patients enrolled in IGNITE during the second half of 2023.

On November 2, 2022, we reported interim topline data from the ongoing Phase 1 trial to evaluate the safety, tolerability, PK and PD of VGL101 in healthy volunteers. As of October 7, 2022, the trial had enrolled 82 healthy volunteers who received either VGL101 (n=68) at various doses up to 40 mg/kg or placebo (n=14). Based on these data, VGL101 was found to be generally well-tolerated at doses up to 40 mg/kg SAD and 20 mg/kg MAD. VGL101 showed a linear, predictable PK profile at all doses and a half-life that supports monthly IV dosing. Importantly, VGL101 achieved dose dependent, durable decreases in levels of sTREM2 in the cerebrospinal fluid (CSF) demonstrating proof of target engagement. VGL101 20 mg/kg repeat dosing was associated with robust reduction in sTREM2 levels and decreases were still observed 28 days after the third and final dose. VGL101 is the first antibody reported to demonstrate durability of TREM2 engagement in a clinical setting and showed durable increases in sCSF1R levels in the CSF after repeat dosing. As of the date of this report, we have completed dosing SAD cohorts up to 60 mg/kg and have initiated dosing of a 60 mg/kg MAD cohort. We plan to report the full data analysis from the Phase 1 trial in the second half of 2023.

Our First VGL101 Indication—ALSP

ALSP is a rare, inherited, autosomal dominant neurological disease with high penetrance. Because ALSP is autosomal dominant, the disease requires a mutation in only one of two gene copies in order to develop. It is caused by a mutation of the CSF1R gene and affects approximately 10,000 people in the U.S., with an estimated incidence of about 1,000 to 2,000 new cases annually. ALSP has been diagnosed in countries around the world, with major clusters in North and South America, Central and Northern Europe, and Asia. In October 2022, the FDA granted Fast Track designation for VGL101 for the treatment of ALSP. In July 2022, the FDA granted orphan drug designation for VGL101 for the treatment of ALSP.

ALSP was only recently recognized as a distinct disease in 2012. Initial symptoms of the disease, at times, resemble other neurodegenerative disorders, such as FTD, MS and AD, leading to misdiagnoses. Therefore, we believe the published prevalence figures may underrepresent the ALSP patient population. With the recent availability of genetic testing for CSF1R mutations and disease awareness-building efforts by us and patient advocacy groups, we expect the number of diagnoses to increase.

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

To our knowledge, there are no approved products for ALSP, and beyond VGL101, there are none in clinical development, underlining the high unmet need in this rare indication. Academic investigators have tried hematopoietic stem cell transplantation in a small number of patients. In a published report on seven patients followed for a median period of 11 months, although the investigators reported some improvements, all patients experienced some level of disease progression as well as MRI lesion progression with three patients experiencing graft versus host disease and one death in addition to other side effects. Off-label use of symptomatic treatments (e.g., anti-Parkinsonian drugs) appear to provide minimal benefit to patients with ALSP.

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

Treatment Rationale for VGL101

We believe that VGL101 has the potential to be a treatment for ALSP because CSF1R and TREM2 share a common downstream signaling pathway. As shown in Figure 4 below, both cell surface receptors transmit their biological effects, including cell survival and proliferation signals, through the same signaling partner, DAP12/SYK.

Figure 4: CSF1R and TREM2 Share a Common Signaling Pathway

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

VGL101 is designed to increase signaling through DAP12/SYK to compensate for CSF1R loss-of-function by mitigating microglial dysfunction. Human genetics have demonstrated the impact of deficient signaling through TREM2 or DAP12/SYK in the rare, fatal genetic disease, NHD, which is caused by mutations in TREM2 or DAP12, resulting in the complete loss of their signaling function. The disease presentation, imaging findings, and brain pathology of ALSP and NHD are similar, highlighting that converging, dysfunctional biochemical pathways produce similar pathobiology. For example, both NHD and ALSP are fatal, rapidly progressing disorders that produce FTD-like symptoms that first appear in the thirties in the case of NHD, and forties for ALSP. Both are characterized by chronic loss of myelin and loss of axons, nerve fibers that transmit electrical signals away from nerve cells and which are the primary constituents of white matter. The white matter brain lesions resulting from both diseases have a similar distribution.

Mutations in CSF1R that result in the development of ALSP cause the loss of proper receptor signaling, reducing microglia cell numbers and impairing their activity in several of the affected white matter and cortical regions (Figure 5A). As seen in Figure 5B below, brain tissue from ALSP patients showed a reduction in the number of microglia as compared with normal tissue, as measured by a microglial marker, IBA-1. Brain tissue from ALSP patients also showed decreased levels of microglial-specific RNA transcripts compared with healthy tissue, as evidenced by the downregulation of key microglial homeostatic genes such as IBA-1, P2RY12 and CX3CR1. Several academic groups have demonstrated the loss of microglia (decreased staining for IBA-1 positive cells) in the grey and white matter regions of ALSP brain tissue, implicating ALSP as a primary microgliopathy (Figure 5C).

Figure 5: CSF1R Mutations Lead to Microglial Loss and Dysfunction in ALSP

A: CSF1R receptor signaling deficient due to loss-of-function mutations. B: y-axis (“IBA-1 positivity (% of total are analyzed)”) - quantification of levels of IBA-1 stained cells (indicative of microglia); x-axis: various layers of brain cortex - A: superficial white matter (WM); B: deep WM; C: cerebellar WM; D: cortical layers VI, V & VI; E: cortical layers I, II & III. C: immunohistochemical staining of ALSP and control brain tissues: brown staining represents IBA-1 positive cells (microglia). B and C are adapted from Kempthorne et al. Acta Neuropathologica. 2020.

We have demonstrated proof-of-mechanism in in vitro studies that model CSF1R loss-of-function in ALSP. For these studies, we used human microglia derived from induced pluripotent stem cells (iPSCs) and are dependent on the growth factor CSF1 for survival and differentiation.

As illustrated in Figure 6A, we demonstrated VGL101 rescue of CSF1R deficiency resulting from treatment with PLX5622, a selective CSF1R inhibitor. Microglia treated with PLX5622 alone displayed significantly reduced viability compared to untreated cells. Exposure of PLX5622-treated cultures to VGL101 rescued the cells from effects of CSF1R inhibition and restored viability. In Figure 6B, microglia cultured in media from which CSF1 has been withdrawn did not exhibit normal elongated rod-like structures. When microglia grown in media without CSF1 were exposed to VGL101, they displayed morphology typical of healthy microglia with elongated rod-like structures demonstrating an ability to rescue morphological changes caused by CSF1 deficiency. We have also shown VGL101’s ability to rescue viability and suppress apoptosis of microglia cultured in media without CSF1.

Figure 6: VGL101 Proof-of-Mechanism in ALSP – Rescue of Microglia Viability and Activity under CSF1R Deficiency

(A) iPSC-derived microglia grown in media treated with control (Vehicle), CSF1R inhibitor alone (PLX5622), CSF1R inhibitor plus immunoglobulin G control (PLX5622+IgG), or CSF1R inhibitor plus VGL101 (PLX5622+VGL101) were measured for microglia viability compared to Vehicle (Microglia Viability (% of Vehicle)), ****: p<0.0001; (B) iPSC-derived microglia grown in media containing CSF1 and IL-34 (Control Media) and media depleted of CSF1 and IL-34 (Withdrawal Media) with no treatment, IgG control and VGL101 were evaluated for microglia morphology – white arrowheads indicate elongated rod-like morphology of pharmacologically rescued microglia.

We believe that there are quantifiable, disease-associated biomarkers which correlate with disease progression and could be used to detect treatment effects in ALSP clinical trials. Published data indicate that MRI of brain lesions could correlate with disease progression, and fluid biomarkers such as NfL, an axonal protein, for which detection in the blood or CSF can be quantitatively indicative of white matter degeneration in ALSP. Interim data from our ongoing natural history study in ALSP, ILLUMINATE, also support the utility of MRI and NfL as biomarkers for disease progression and treatment effect. After six months, MRI volumetric analyses showed numerically greater reductions in the volume of frontal and parietal regions, and corpus callosum, and greater expansion in volume of white matter lesion and ventricle in ILLUMINATE participants with symptomatic ALSP versus prodromal participants indicating greater disease progression in symptomatic participants over six months. Additionally, fluid biomarker analyses at baseline showed that symptomatic and prodromal participants exhibited significantly lower levels of sCSF1R in the blood versus healthy individuals, indicating presence of defective microglia. Notably, blood and CSF levels of NfL in symptomatic participants were higher by multiple-fold versus prodromal participants and healthy individuals at baseline, indicating significant neurodegeneration. We believe these data from ILLUMINATE on

MRI and fluid biomarkers support their utility as early indicators of VGL101’s therapeutic response and PoC in our Phase 2 trial, IGNITE, in ALSP. Along with the high unmet need in the disease, we believe the availability of these quantifiable biomarkers make ALSP an attractive initial indication for VGL101.

VGL101 Clinical Development Plan for ALSP

•
ILLUMINATE, ALSP Natural History Study: In 2021, we began a non-interventional natural history study, named ILLUMINATE, with the objectives of further understanding the phenotype and natural course of the disease, the patient journey and treatment paradigm, as well as further developing, and evaluating biomarkers and potential clinical outcome measures and potentially serving as a contemporaneous external comparator arm. Patients who participate in our natural history study may also participate in our interventional clinical trials. In December 2022, we reported interim data from the ongoing ILLUMINATE study showing that at six months, volumetric MRI findings showed a greater disease progression for symptomatic ALSP participants versus prodromal participants based on greater reductions in brain tissue volume and greater increases in white matter lesion and ventricular volume. Baseline levels of fluid biomarkers were found to be significantly different for ALSP participants including reduced sCSF1R levels for prodromal and symptomatic individuals versus healthy volunteers, and increased NfL levels by multiple-fold, indicative of active neurodegeneration, for symptomatic individuals versus prodromal and healthy individuals.
•
Phase 1 Healthy Volunteer Trial: This clinical trial is designed as a SAD/MAD trial of VGL101 in healthy volunteers, including subjects of various ethnic backgrounds, to evaluate safety and tolerability as well as measure biomarkers to confirm target engagement such as sCSF1R, sTREM2 and induced microglial factors found in the CSF. We submitted our IND for the Phase 1 trial in 2021 and received clearance from the FDA to dose healthy volunteers in our Phase 1 SAD/MAD clinical trial at doses up to 20 mg/kg as a result of a partial clinical hold placed by the FDA. We initiated our Phase 1 trial in the U.S. in December 2021. In June 2022, we announced that we received approval from the Human Research Ethics Committee in Australia to initiate a Phase 1 trial of VGL101 in healthy volunteers at doses above 20 mg/kg in Australia. In November 2022, we reported interim topline data from the ongoing Phase 1 trial to evaluate the safety, tolerability, PK and PD of VGL101 in healthy volunteers. As of October 7, 2022, the trial had enrolled 82 healthy volunteers who received either VGL101 (n=68) at various doses up to 40 mg/kg or placebo (n=14). Based on these data, VGL101 was found to be generally well-tolerated at doses up to 40 mg/kg SAD and 20 mg/kg MAD. VGL101 showed a linear, predictable PK profile at all doses and a half-life that supports monthly IV dosing. Importantly, VGL101 achieved dose dependent, durable decreases in levels of sTREM2 in the CSF demonstrating proof of target engagement. 20 mg/kg repeat dosing ofVGL101 was associated with robust reduction in sTREM2 levels and decreases were still observed 28 days after the third and final dose. VGL101 is the first antibody reported to demonstrate durability of TREM2 engagement in a clinical setting and showed durable increases in sCSF1R levels in the CSF after repeat dosing. As of the date of this report, we have completed dosing SAD cohorts up to 60 mg/kg and have initiated dosing of a 60 mg/kg MAD cohort. We plan to report the full data analysis from the Phase 1 trial in the second half of 2023. Although we believe that 20 mg/kg is a clinically-relevant dose in ALSP, we continue to engage with the FDA regarding the partial clinical hold at doses above 20 mg/kg to maintain optionality to support patients across other potential indications.
•
IGNITE, Phase 2 Proof-of-Concept Clinical Trial in ALSP: In December 2022, we initiated IGNITE, the first-ever interventional trial for ALSP patients. The IGNITE trial is a global Phase 2, open-label proof-of-concept trial, designed to evaluate the safety and tolerability of VGL101 in up to 15 patients with symptomatic ALSP and have a CSF1R gene mutation. Secondary outcome assessments include the effects of VGL101 on MRI and biomarkers of neurodegeneration and target engagement. Exploratory outcome assessments include the evaluation of clinical efficacy measures using standard cognitive, motor and functional assessments as well as assessment of the PK of VGL101 in patients with ALSP. Patients enrolled in the trial will receive an intravenous, (IV) infusion of 20 mg/kg of VGL101 approximately every four weeks, for a treatment duration of one year. We plan to report six-month interim data from the first six patients enrolled in IGNITE during the second half of 2023.

Patient Engagement and Recruitment

We have created a strong global network of KOLs, centers of excellence, and genetic counseling practices that each treat ALSP patients and work with families affected by the disease. These span all geographies but are mainly focused in areas where ALSP clusters have been identified (North America, Europe, and Asia).

We have launched the world’s first patient-facing ALSP informational website and actively support the first and only patient advocacy organization dedicated to ALSP, the Sisters’ Hope Foundation. Strong partnerships with patient organizations like Sisters’ Hope Foundation enable us to learn more about ALSP on a continuous basis and deepen our relationship with the community. We have also partnered with genetic testing companies to increase disease awareness and help with patient engagement for upcoming clinical trials.

We are also partnering with larger leukodystrophy umbrella organizations, including the United Leukodystrophy Foundation, Hunter's Hope and ALEX The Leukodystrophy Charity, as well as rare disease umbrella organizations such as National Organization for Rare Diseases (NORD), Global Genes and the Every Life Foundation to provide disease education and raise awareness of ALSP.

We have formed a PCAC consisting of members who can provide a well-rounded patient and caregiver perspective. The PCAC will offer guidance on elements of the patient experience to help us embed the patient voice and insights into all aspects of our clinical program.

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

We plan to pursue additional indications in this space, where a breakdown of healthy microglial function acts as either a driver or a contributor to the neurodegenerative process. Operationally, our decisions are informed by the availability of translational tools, overall disease profile, medical need and clinical development tractability, competition, and commercial feasibility. From a mechanistic perspective, our approach is to prioritize target indications which TREM2 agonists can potentially address.

We have identified several white matter diseases as potential therapeutic opportunities that share similar characteristics with ALSP and appear to be driven by either peroxisomal or lysosomal deficits such as cALD, MLD, and Krabbe. Our hypothesis is that we can restore microglial function resulting from loss-of-function mutations with TREM2 agonists in these diseases.

Small Molecule TREM2 Agonists for the Treatment of Neurodegenerative Diseases

We are advancing our novel, orally-available, small molecule TREM2 agonist program for the treatment of more common neurodegenerative diseases, beginning with genetically defined AD populations associated with TREM2 gene variants. An orally available, highly active, TREM2-selective and CNS penetrant small molecule with a novel mechanism of action has many potential clinical and commercial advantages in large chronic indications, including ease of administration and use in outpatient settings. We also intend to explore the potential of our small molecule agonist for the general AD population, if clinical data support this approach. In 2022, we initiated IND-enabling studies for this program. We plan to submit an IND application and, subject to FDA clearance of the IND, initiate clinical development of our lead small molecule TREM2 agonist candidate in the second half of 2023.

Our Small Molecule TREM2 Agonist Program

We have demonstrated in preclinical studies that our small molecule TREM2 agonist candidates are highly selective activators of TREM2, and which we believe are highly CNS penetrant to facilitate blood brain barrier crossing after oral dosing.

Based on our pre-clinical data, we believe the physiochemical and pharmacological attributes of certain of our small molecule TREM2 candidates make them promising for further drug development, including oral bioavailability, preclinical safety profile, pharmacokinetics supporting once-daily dosing regimen and in vivo pharmacodynamics supporting target engagement and potential pharmacological effect.

Our small molecule TREM2 agonists exhibit low single-digit nanomolar potency in in vitro assays measuring TREM2 activation in microglia derived from human iPSCs. Additionally, they retain similar levels of activity across key genetic variants of TREM2 believed to be associated with increased AD risks, thereby enabling Vigil’s precision-based approach involving initial evaluation of our small molecule TREM2 agonists in genetically defined AD segments. Our small molecule TREM2 agonists are highly selective for primate TREM2 as they do not bind to or activate human TREM1 or rodent TREM2 in in vitro assays involving human iPSC-derived microglia and human embryonic kidney (HEK) cells.

Our data suggest that our small molecule TREM2 agonists function through a novel mechanism of action based on a series of biochemical, structural and molecular biology experiments we have conducted. They bind to a different site from antibody TREM2 agonists and act as molecular glue to promote receptor complex clustering required for TREM2 activation and signaling. Additionally, they potentiate the response of TREM2 to natural damage ligands, thereby potentially sensitizing TREM2 in microglia to its damage-associated ligands. Figure 7 shows dose-dependent amplification on TREM2 signaling by one of our small molecule agonists in the presence of sulfatide, a natural TREM2 ligand, at various concentrations. This synergistic interaction between our small molecule TREM2 agonists and damage-associated ligands enables greater specificity in disease states, which may support lower doses and contribute to favorable tolerability profile.

Figure 7: Vigil’s small molecule agonists potentiate TREM2 response to damage-associated ligands

Cultured human iPSC-derived microglia were co-stimulated with varying nanomolar concentrations (nM, x-axis) of a brain-extracted sulfoglycolipid TREM2 ligand, Sulfatide, in the absence (pink) or presence of varying levels of Vigil small molecule (SM) TREM2 agonist (cyan curves). To quantify small molecule potentiation of TREM2 signaling, data were normalized to and expressed as the % of maximal pSYK level induced by Sulfatide stimulation in the absence of TREM2 SM agonism (0 nM set as 100%).

Further in vivo pharmacological characterization of our small molecule TREM2 agonists show they recapitulated the agonist effects observed with an antibody TREM2 agonist in a mouse model for AD. We have demonstrated unbiased correlation across several hundreds of brain markers between our small molecule agonist and VGL101, including the same set of neuroprotective genes seen with VGL101 administration. These data indicate that Vigil’s orally available small molecule agonists were able to deliver in vivo TREM2 responses within the CNS at a magnitude and specificity similar to VGL101.

We have also conducted translational studies with non-human primates, focusing on CSF target engagement biomarkers for clinical assessment such as sTREM2. Figure 8 demonstrates CSF target engagement in non-human primates seen as the significant reduction in sTREM2, following a single oral administration of one of our small molecule TREM2 agonists, starting at very low dose levels. These data support the use of a target engagement biomarker for clinical development of our small molecule TREM2 agonists.

Figure 8: Oral dosing of Vigil’s small molecule agonist in non-human demonstrates CNS activity via reduction of sTREM2 in CSF

Non-human primates were administered with a single oral dose of our small molecule TREM2 agonist and the level of sTREM2 in the CSF was measured as a percentage change over baseline (y-axis) over time (x-axis).

Our Small Molecule TREM2 Agonist Clinical Strategy

Our strategy in AD is to follow a precision medicine approach that first establishes the role of TREM2-mediated microglial dysregulation in the pathogenesis of AD within certain genetically defined patient subpopulations, which includes TREM2 and other variants. We plan to submit an IND application and, subject to FDA clearance of the IND, initiate clinical development of our lead small molecule TREM2 agonist candidate in the second half of 2023. We anticipate initiating clinical development with a first-in-human Phase 1 SAD and MAD trial in healthy volunteers in the second half of 2023. Following successful completion of our Phase 1 trial, we plan to conduct a comparative biomarker assessment of these patient subpopulations. We believe this approach will reduce translational risk and optimize the selection of the initial patient population recruited for a Phase 2 trial that would evaluate our small molecule TREM agonist program in genetically-defined AD patient populations.

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

The Alzheimer’s Association estimates that 6.5 million people in the U.S. are living with AD in 2022. By 2050, this number is projected to rise to nearly 13 million. The costs of health care and long-term care for people with AD to our healthcare system are substantial. According to the Alzheimer’s Association, the aggregate cost of AD and other dementias is expected to be $321 billion in 2022, and this number could increase to nearly $1 trillion by 2050.

TREM2 in Alzheimer’s Disease

Loss-of-function TREM2 variants occur in seven to eight percent of the AD population and are linked to both disease progression and worsened patient outcomes. Several genetic variants in TREM2 have emerged from GWAS that significantly increase AD risk by two- to four- fold, an increase in risk comparable to that associated with having one copy of ApoE4. The most common and most well-studied TREM2 variant known to increase the risk of AD is the R47H variant. The R47H variant, which represents two to three percent of the AD population, has been reported to triple AD risk in GWAS and is associated with a 23% more rapid progression of dementia compared with non-variant carriers. Other TREM2 variants have also been implicated as risk factors for developing AD, including R62H, H157Y and T96K, all of which are loss-of-function variants.

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

In AD patients carrying the R47H TREM2 variant, the number of microglia associated with amyloid-ß plaques is reduced, indicating a defect in responding to damage signals from plaque. R47H TREM2 AD patients also experienced more rapid disease progression and a greater number of co-morbidities, such as a neuropathological protein accumulation, called -synucleinopathy.

The impaired barrier function with R47H TREM2 and Trem2 knock-out is further demonstrated in an AD mouse model which induces AD neuropathology such as amyloid-ß plaques and neuronal dysfunction. Microglia from Trem2 knock-out mice failed to form a protective barrier around amyloid-ß plaque (blue) to reduce regional amyloid neurotoxicity, compared to control (Trem2+/+) mice. The barrier defect in microglia from R47H TREM2 mice is correlated with increased neuritic dystrophy, and filamentous, neurotoxic amyloid-ß plaques and conversely, with relatively reduced inert, non-neurotoxic plaque. This pathobiology is thought to be due to defective responses to damage signals caused by reduced TREM2-ligand interactions and an inability of microglia to convert to the DAM state. The neuropathology induced in this AD mouse model, which is more enhanced with R47H TREM2 due to its reduction of function (as compared to CV TREM2), was ameliorated by treatment with a TREM2 agonist antibody.

Additionally, AD model mice demonstrated stepwise reduction of Trem2 levels that were correlated with increased neuropathology, as measured by tau accumulation and amyloid-ß pathology in the brains of mice. These results provide strong evidence that TREM2 restrains the accumulation of tau in the presence of amyloid-ß pathology. The failure of Trem2-/- microglia to restrain tau accumulation is thought to be driven by their inability to transition to the neuroprotective TREM2-dependent DAM state. We believe TREM2 agonism has the potential to provide therapeutic benefit against tau accumulation, which is believed to occur in the later stages of AD.

We believe the robust body of experimental and genetic evidence points to TREM2 as a key modulator of amyloidosis and tauopathy, and that activating TREM2 has potential to provide disease modifying benefit to those living with AD.

Material Agreements

To enhance and further exploit our product candidates, we have and may continue to enter into research, development, or commercialization agreements with universities, hospitals, independent research centers, non-profit organizations, pharmaceutical and biotechnology companies and other entities for complementary or new technologies.

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

The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. The term of a U.S. patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The term extension period granted on a U.S. patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. The term extension period cannot be longer than five years, and the term extension period may not extend the patent term beyond 14 years from the date of FDA approval. The United States Patent and Trademark Office reviews and approves the application for any patent term extension in consultation with the FDA. In the future, if our product candidates receive approval by the FDA, we expect to apply for patent term extensions on any issued patents covering those products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that our pending patent applications, and any patent applications that we may in the future file or license from third parties, will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business. We actively seek patent protection in the United States and foreign countries, as appropriate, for a variety of technologies, including active ingredients, such as VGL101 and small molecule TREM2 agonists, pharmaceutical compositions, and methods of use, such as for treating neurodegenerative diseases, and methods of selecting patient populations based on biomarkers. Our decision to seek patent protection in specific foreign markets outside of the US is based on many factors, such as our available resources, the size of the commercial market, the availability of patent protection under the local patent laws and the ability to effectively enforce patents upon grant under the local patent laws.

Our product candidates are primarily protected by composition of matter and method of use patents and patent applications. As of February 28, 2023, our patent estate protecting VGL101 and our small molecule TREM2 agonists is summarized as follows.

VGL101

We have an exclusive license from Amgen to one patent family directed to VGL101 and other TREM2 antibodies and corresponding compositions and methods of use. This patent family was filed in major markets including the U.S., Europe, Japan, Australia, Canada, China and over 30 additional countries. Applications in this patent family have issued in certain countries including the U.S. (U.S. 11,186,636). Patents issuing in this family have a standard 20-year term that expire in 2038; in each instance provided that all appropriate maintenance fees are paid and not including any patent term adjustment, patent term extension, or Supplementary Protection Certificate (SPC) that may be available on a country-by-country basis.

In addition, we solely own various patent families that are directed to potentially commercially relevant methods of use that involve VGL101. When timely, the relevant patent families have been filed in major markets, including the U.S., Europe, and Japan, and oftentimes were filed more extensively in additional countries. Patents issuing in these families have a standard 20-year term that expire between 2041 and 2042; in each instance provided that all appropriate maintenance fees are paid and not including any patent term adjustment, patent term extension, or Supplementary Protection Certificate (SPC) that may be available on a country-by-country basis.

Small Molecule TREM2 Agonists

We jointly own with Amgen, and have exclusive rights to, two patent families that are directed to small molecule TREM2 agonist compounds, and corresponding compositions and methods of use. These patent families were filed in major markets including the U.S., Europe, Japan, Australia, Canada, China and over 30 additional countries. Patents issuing in this family have a standard 20-year term that expire in 2041; in each instance provided that all appropriate maintenance fees are paid and not including any patent term adjustment, patent term extension, or Supplementary Protection Certificate (SPC) that may be available on a country-by-country basis.

In addition, we solely own a variety of patent families that are directed to small molecule TREM2 agonist compounds, and corresponding compositions and methods of use. Patents issuing in these families have a standard 20-year term that expire in 2042; in each instance provided that all appropriate maintenance fees are paid and not including any patent term adjustment, patent term extension, or Supplementary Protection Certificate (SPC) that may be available on a country-by-country basis.

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
•
submission to the FDA of an IND application, for human clinical testing, which must become effective before human clinical trials may begin;

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

The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. Failure to conduct required post-approval studies, confirm a clinical benefit during post-marketing studies or dissemination of false or misleading promotional materials would allow the FDA to withdraw the product from the market on an expedited basis. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for product candidates approved under accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

Additionally, states, such as California, Connecticut, Utah, Virginia and Colorado have recently enacted the consumer privacy laws that grant rights to data subjects and place increased privacy and security obligations on entities handling personal data of consumers or households. While we are not currently subject to laws such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), some observers note that the CCPA and similar legislation could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved products. Increasing efforts by governmental and other third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following temporary suspension, a 1% payment reduction began April 1, 2022, lasting through June 30, 2022. The 2% payment reduction resumed on July 1, 2022.

Other legislative and regulatory changes have also been proposed and adopted in the U.S. since the ACA was enacted:

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
•
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.
•
There has also been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.
•
At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.
•
On November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule.
•
Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The IRA further delayed implementation of this rule to January 1, 2032.

•
There has also been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
•
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
•
The U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives);
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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. These characteristics also apply to the development and commercialization of treatments in neurodegenerative diseases, particularly AD. While we believe that our focus, expertise, scientific knowledge and intellectual property provide us with competitive advantages, we face competition from several different sources, including large and small biopharmaceutical companies, academic research institutions, government agencies and public and private research organizations, that conduct research, seek and obtain patent protection, and establish collaborative arrangements, sometimes exclusive, for research, development, manufacturing and commercialization.

Competition can arise from third parties which are pursuing therapeutics that target the same molecular targets as our product candidates, therapeutics that are being developed for the same diseases or disorders as our product candidates, or both, therapeutics that target the same molecular targets and are being developed for the same diseases or disorders as our product candidates. In general, we consider our closest competitors as third parties that are conducting clinical trials to evaluate such therapeutics.

We further define and evaluate competition based on the nature of the disease or disorder that is potentially addressed by our product candidates. For instance, we consider competition more broadly in the context of rare diseases and more narrowly for diseases or disorders that are common. That is, we are more apt to consider a third party a competitor if it is clinically developing a therapeutic for the same rare disease in which we are developing our product candidates, irrespective of the molecular target of the third party therapeutic. On the other hand, we are less inclined to consider a third party a competitor in the case of a common disease, unless the third party is clinically developing a therapeutic that targets the same molecular target as our product candidates. Nevertheless, the competitive landscape, particularly for common diseases, is highly complex and can be influenced by the success or failure of third party therapeutics that are being developed for the same disease or disorder as our product candidates. As a result, our share price may be positively or negatively influenced by the activities of such third parties irrespective of whether we consider them to be a competitor or not.

We are aware of third parties which are pursuing therapeutics that target the same molecular targets as our product candidates. Because our current product candidates target TREM2, we consider the following third parties to be our closest competitors: Alector, Inc. (“Alector”) which is developing AL002, a TREM2 targeting antibody, for Alzheimer’s disease in collaboration with AbbVie, Inc.; and Denali Therapeutics, Inc. (“Denali”), which is developing DNL919/TAK-920, a TREM2 targeting antibody, for Alzheimer’s disease in collaboration with Takeda Pharmaceutical Company Limited.

Regarding therapeutics that are being developed for the same diseases or disorders as our product candidates, we consider the main competitors as follows:

•
VGL101 for ALSP: we are not aware of any third parties that are clinically developing therapeutics for ALSP. Further, no products have been approved to treat ALSP. Academics have investigated the use of hematopoietic stem cell transplantation in a small number of ALSP patients, however, we believe this procedure has limited benefits and several key limitations.
•
Small molecule TREM2 agonists for AD: we are not aware of any third parties clinically developing small molecules that target TREM2 for AD. There are, however, many third parties pursuing clinical development of therapeutics for AD. As mentioned, Alector and Denali are each clinically developing TREM2 targeting antibody therapeutics. The University of Oxford in collaboration with Janssen Pharmaceutica NV has reported a Phase I trial of JNJ-40346527 (edicotinib), a small molecule CSF-1R antagonist. Elixiron Immunotherapeutics, Inc. has reported a Phase I trial of EI-1071, a small molecule that inhibits the tyrosine kinase activity of CSF-1R. In addition, there are others developing therapeutics for AD that do not target TREM2. Notable examples include those that are based on reduction of ß-amyloid plaques, such as ADUHELM® (aducanumab-avwa) and LEQEMBI™ (lecanemab-irmb), both of which are from Biogen, Inc. and were FDA approved in 2021 and 2023, respectively. Other ß-amyloid therapeutics and additional approaches for AD are being pursued by Roche (Genentech), Eli Lilly and others.

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

Human Capital Resources

As of February 28, 2023, we had 56 full-time employees and 19 of our employees have M.D. or Ph.D. degrees. Within our workforce, 36 employees are engaged in research and development and 20 are engaged in business development, finance, legal, and general management and administration. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware on June 22, 2020 under the name “Vigil Neuroscience, Inc.” Our principal corporate office is located at 100 Forge Road, Suite 700, Watertown, MA 02472, and our telephone number is (857) 254-4445. Our website address is www.vigilneuro.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report on Form 10-K.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any, or any significant, revenue. Our net loss was $68.3 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $140.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue relative to cost of sales. This will require us to be successful in a range of challenging activities, including identifying lead therapeutic candidates, discovering additional therapeutic candidates, conducting preclinical studies prior to submitting INDs, obtaining clearance for such INDs, completing additional preclinical studies and clinical trials of our therapeutic candidates, obtaining regulatory approval for therapeutic candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our therapeutic candidates or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

Our quarterly and annual operating results may fluctuate significantly in the future. From time to time, we may enter into license or collaboration agreements or strategic partnerships with other companies to gain access to new technologies, or to out-license our technologies. Any such agreement may include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Under our exclusive license agreement with Amgen, for example, we are required to pay Amgen up to $80.0 million upon the achievement of specified regulatory milestones for the first mAb TREM2 agonist product (mAb product), and first small molecule TREM2 agonist product (small molecule product), upon achievement of specified regulatory milestones, as well as aggregate milestone payments of up to $350.0 million upon achievement of specific commercial milestones across all such mAb products and small molecule products, and tiered royalties of low to mid single-digit percentages on annual net sales of the products covered by the license. These milestone payments may vary significantly from period to period and the variance could cause a significant fluctuation in our operating results from one period to the next.

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
•
competition from existing and potential future products that compete with VGL101, our small molecule TREM2 agonist program or any of our other programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
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
•
the changing and volatile global economic and political environment, including inflation or political instability in particular foreign economies and markets; and
•
the impact of the COVID-19 pandemic and the Russia/Ukraine conflict on the global economy, including causing or contributing to global supply chain disruption, price fluctuations, including increased costs for raw materials, and other significant economic and social effects.

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

Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Failure to comply with the rules and regulations of the SEC could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with the rules and regulations of the SEC in the future, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. An independent assessment of the effectiveness of our internal control over financial reporting could detect deficiencies in our internal control over financial reporting that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

We can give no assurance that a material weakness in our internal controls over financial reporting will not be identified in the future. Maintaining adequate internal control over financial reporting and ensuring that we can produce accurate financial statements on a timely basis may distract our officers and employees and entail substantial costs. Any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. If we identify additional material weaknesses in our internal control over financial reporting; if we are unable to comply with the requirements of the SEC’s rules and regulations in a timely manner; or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline, and we could also become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential or protected information (including but not limited to intellectual property, proprietary business information and personal information). We also have outsourced elements of our operations to third parties, and, as a result, we manage a number of third-party clinical research organizations (CROs), vendors, and other contractors and consultants who have access to and maintain our confidential or protected information, systems, and/or infrastructure.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential or protected information that they maintain, our internal information technology systems and infrastructure and those of our third-party CROs, vendors and other contractors and consultants are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security compromises or breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, digital extortion, business email compromise, and denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information, systems, or infrastructure), which may compromise our systems infrastructure, data, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data compromise, misuse, misappropriation, or leakage. The risk of a security compromise, breach, or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, insider threats, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Also, we have implemented a hybrid work model, enabling our employees to split time between working from the office and working from home. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, decreased physical oversight of employees, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security or data security compromise or breach, there is no guarantee that these measures will be adequate to safeguard all systems, data, or infrastructure, especially with an increased number of employees working remotely. The techniques used by cyber criminals change and evolve frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, insider threats, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Disruptions or security compromises or breaches resulting in a loss of, or damage to, our data, systems, infrastructure, or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate use, access, or disclosure of confidential, protected, or proprietary information, could generate liability and reputational damage and the further development and commercialization, if approved, of VGL101 or any future therapeutic candidates could be delayed. The costs related to significant security compromises, breaches, or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. We may have limited recourse for disruptions, compromises, or breaches of the information technology systems or infrastructure of our third-party CROs, vendors and other contractors and consultants, and we may have to expend significant resources to respond to, mitigate, and remediate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Our data protection efforts and our investment in information technology do not preclude significant breakdowns, data leakages, breaches, compromises, or vulnerabilities in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. The loss of clinical trial data for VGL101 or any other therapeutic candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data.

Furthermore, security breaches, compromises, or significant disruptions of our internal information technology systems, data, or infrastructure, or those of our third-party CROs, vendors and other contractors and consultants, could result in the loss, misappropriation and/or unauthorized access, use, acquisition, or disclosure of, or the prevention of access to, confidential or protected information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, acquisition, or disclosure of confidential, protected, or personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of protected information, including personal information, including through litigation or regulatory investigations or enforcement actions, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russia and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which the conflict in Ukraine, geopolitical tensions, or record inflation may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. The Department of the Treasury, the Federal Reserve and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their funds, including funds held in uninsured deposit accounts, after only one business day of closure. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee, however, that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

We do not hold cash deposits or securities at SVB and have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. However, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, a critical vendor, CDMO, or business partner could be adversely affected by any of the liquidity or other risks that are described above as factors, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. Any CDMO, business partner, or supplier bankruptcy or insolvency, or any breach or default by a CDMO, business partner, or supplier, or the loss of any significant supplier relationships, could result in material adverse impacts on our current and/or projected business operations and financial condition.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and could cause a disruption to the development of our therapeutic candidates.

Although many activities have returned to normal, the COVID-19 pandemic has broadly affected the global economy, resulted in significant travel and work restrictions in many regions and put a significant strain on healthcare resources for an extended period of time. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and will depend on continued developments including any resurgence of COVID-19 and its variants. The continuation of the worldwide COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation and continued enrollment of our clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the COVID-19 pandemic has adversely impacted economies worldwide and may continue to cause substantial disruption in the financial markets and global supply chains, all of which could adversely affect our business, operations and ability to raise funds to support our operations. While the increased prevalence of vaccinations and treatments have allowed for the partial reopening of the economy, the pandemic continues to be unpredictable. The emergence of additional variants, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the pandemic.

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

We are early in our development efforts, and we have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have invested substantially all of our research efforts to date in identifying potential therapeutic candidates and conducting preclinical and clinical studies. As an organization, our experience in conducting clinical trials is limited. Our lead therapeutic candidate, VGL101, is our only product candidate in clinical development. VGL101, a TREM2 agonist, currently is being studied in two clinical trials, notably a Phase 1 dose escalation clinical trial in healthy volunteers and a Phase 2 clinical trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP). In addition, we are conducting a non-interventional natural history study to study patients with ALSP. We initiated our first Phase 1 interventional trial in December 2021, and as of the date of this Annual Report, we have completed dosing of 20 mg/kg SAD and 20 mg/kg MAD cohorts in the U.S. and 60 mg/kg SAD and 40 mg/kg MAD cohorts in Australia without any safety signals observed, and have initiated dosing of a 60 mg/kg MAD cohort in Australia. We have initiated dosing in our Phase 2 trial in the U.S. in ALSP patients at a dose of 20 mg/kg. Although we believe that 20 mg/kg is a clinically-relevant dose in ALSP, in the U.S. we continue to engage with the FDA regarding the partial clinical hold at doses above 20 mg/kg to maintain optionality to support patients with rare and common neurodegenerative diseases. We may be unsuccessful in our efforts to work with the FDA to lift the partial clinical hold or dose above 20 mg/kg in the U.S., including because our beliefs about dosing levels may not be supported by the data generated from our clinical trials.

In addition, we have a small molecule TREM2 agonist program that is currently in investigational new drug (IND) enabling studies. We may never advance these or any future therapeutic candidates through IND-enabling studies or receive clearance from the FDA to commence additional clinical trials for our therapeutic candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

As a general matter, commencing clinical trials in the U.S. is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. For the FDA to accept an IND, we must complete toxicology and other preclinical studies pursuant to Good Laboratory Practices (GLPs), which may not be successful, or may take longer than we expect. The FDA may require us to complete additional preclinical studies or we may be required to satisfy other FDA requests prior to commencing clinical trials, and such requests may not currently be known or anticipated, which may cause the start of our first clinical trials to be delayed or prevent us from conducting clinical trials. Even after we receive and incorporate guidance from regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, impose stricter conditions than we currently expect or may prevent us from conducting clinical trials. There are equivalent processes and risks applicable to clinical trial applications in other countries, including the United Kingdom and countries in the European Union (EU).

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

We currently conduct and in the future may plan to conduct clinical trials that utilize an “open-label” trial design, which are subject to various limitations that may exaggerate therapeutic effect or influence reporting of adverse events as patients in open-label clinical trials are aware when they are receiving treatment.

We currently conduct and in the future may plan to conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where, on one hand, patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. On the other hand, patients who know that they are receiving an experimental treatment may expect and report negative outcomes, which may influence the reporting of adverse events during an open-label trial. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. In any event, results from an open-label trial may not be predictive of future clinical trial results, including blinded and/or controlled trials, that test any of our therapeutic candidates.

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

We could encounter delays in our development plans when a clinical trial is suspended, placed on clinical hold or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities or recommended for suspension or termination by the Data Safety Monitoring Board (DSMB) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical the clinical protocols, inspection of trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We initiated our Phase 1 trial in December 2021, and as of the date of this Annual Report, we have completed dosing of 20 mg/kg SAD and 20 mg/kg MAD cohorts in the U.S. and 60 mg/kg SAD and 40 mg/kg MAD cohorts in Australia without any safety signals observed, and have initiated dosing of a 60 mg/kg MAD cohort in Australia. Although we believe that 20 mg/kg is a clinically-relevant dose in ALSP, we continue to engage with the FDA regarding the partial clinical hold at doses above 20 mg/kg to maintain optionality to support patients with rare and common neurodegenerative diseases. We may be unsuccessful in our efforts to work with the FDA to lift the partial clinical hold, including because FDA may not agree that the data generated from our clinical trials support dosing patients at higher levels than 20 mg/kg. If changes in our understanding of the therapeutic concentrations of VGL101 necessitate exploration of doses above 20 mg/kg, and we are unable to reach agreement with the FDA to lift the partial clinical hold, which remains in effect, we would be unable to complete our clinical trials of VGL101 in ALSP patients in the U.S. without delays in our clinical development plans and incur additional clinical development costs, which could impair our ability to obtain U.S. regulatory approval for VGL101 for ALSP or any other indication.

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

In addition, we may experience delays or disruptions in the initiation of or enrollment in our clinical trials due to the COVID-19 pandemic and changes in local site or IRB policies, availabilities or changes of site staff, reprioritization of hospital resources, restricted access to healthcare professionals and testing sites and other containment measures or concerns among patients about participating in clinical trials during a pandemic. Furthermore, some of our competitors have ongoing clinical trials for therapeutic candidates that treat the same indications we plan to target with our therapeutic candidates, such as Alzheimer’s disease and rare leukoencephalopathies and leukodystrophies, such as cALD, MLD and Krabbe, and may in the future initiate trials in our lead indication, ALSP. Accordingly, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ therapeutic candidates. Patient enrollment and trial competition may be affected by other factors including:

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

The results of early preclinical studies are not necessarily predictive of the results of later preclinical studies and any clinical trials of our therapeutic candidates, and interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

The results from early preclinical studies of a therapeutic candidate may not predict the results of later preclinical studies and any clinical trials of the therapeutic candidate. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of VGL101 and other potential therapeutic candidates, and we have announced interim topline data from our first clinical trial for VGL101 in healthy volunteers, we have not completed any trials in ALSP patients, and we do not know whether performance in preclinical studies or in healthy volunteer study will be indicative of the performance of VGL101 in ALSP patients. Similarly, we do not know whether performance of our other potential therapeutic candidates in preclinical studies will be indicative of the performance in clinical trials. The positive results we have observed for our therapeutic candidates in early, GLP and non-GLP preclinical studies, animal and in vitro models may not be predictive of our future clinical trials in humans. This may be a result of technical challenges unique to that program or due to biology risk, which is unique to every program. As we progress our programs through clinical development, there may be new technical challenges that arise that cause an entire program to fail. Furthermore, for some indications that we are considering or pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. Unexpected observations or toxicities observed in these studies, or in IND-enabling studies for any of our other development programs, could delay clinical trials for VGL101 or our other development programs.

From time to time, we may publicly disclose interim, preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. Additionally, interim, topline or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for our one or more of our therapeutic candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send status updates on such studies to the FDA every 180 days to be publicly posted by the agency, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

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

The FDA has established various designations to facilitate more rapid and efficient development and approval of certain types of drugs. Such designations include fast track designation, breakthrough therapy designation, priority review and orphan drug designation. Fast track designation is designed to facilitate the development and expedite the review of therapies for serious conditions that fill an unmet medical need. Programs with fast track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast track designation applies to both the therapeutic candidate and the specific indication for which it is being studied. Although we have received fast track designation for VGL101, if VGL101 or any of our therapeutic candidates that may in the future receive fast track designation do not continue to meet the criteria for fast track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply or due to other issues, we will not receive the benefits associated with the fast track program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

In July 2020, we acquired an exclusive, royalty-bearing license to certain intellectual property rights owned or controlled by Amgen, to commercially develop, manufacture, use, distribute and sell therapeutic products containing compounds that bind to TREM2 (the Amgen Agreement). Under the Amgen Agreement, in consideration for the license, we made an upfront payment of $500,000 and also issued 6,928,566 shares of our Series A preferred stock to Amgen at the time of the initial closing with a subsequent 1,963,093 shares of our Series A preferred stock issued at the time of the milestone closing. As additional consideration for the license, we are required to pay Amgen up to $80.0 million in the aggregate upon the achievement of specified regulatory milestones for the first monoclonal antibody TREM2 agonist (mAb) product and the first small molecule TREM2 agonist product and aggregate milestone payments of up to $350.0 million upon the achievement of specific commercial milestones across all such mAb products and small molecule products. No regulatory or commercial milestones have been achieved to date under the license agreement. We are also required to pay tiered royalties of low to mid single-digit percentages on annual net sales of the products covered by the license. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition. For more information on the terms of the license agreement with Amgen, see "Business-Exclusive License Agreement with Amgen Inc."

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

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including contract manufacturing organizations (CMOs) for the manufacturing of any therapeutic candidates we test in preclinical or clinical development, as well as CROs for the conduct of our preclinical testing and research and CROs for the conduct of our ongoing and planned clinical trials. For instance, VGL101 is a monoclonal antibody and is produced from a recombinant cell line only by permitted CMOs as set forth in the Amgen Agreement, the replacement of which would need to be approved by Amgen. We have established non-exclusive relationships with these CMOs for the manufacturing of VGL101 drug substance and drug product, and other third parties for testing, fill finish, and packaging and labeling. Any of these third parties may terminate their engagements with us at any time. A need to enter into alternative arrangements could delay our product development activities. Delays in CMO production of VGL101 drug substance or drug product would delay our ability to conduct and complete clinical trials. In addition, these third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our preclinical studies and clinical trials and may subject us to unexpected cost increases that are beyond our control. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If these CROs, and any other third parties we engage do not perform preclinical studies and clinical trials in a satisfactory manner, if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, or if they breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of any therapeutic candidates we may develop may be delayed, we may not be able to obtain regulatory approval and commercialize our therapeutic candidates or our development programs may be materially and irreversibly harmed. If we are unable to rely on preclinical and clinical data collected by our CROs and other third parties, we could be required to repeat, extend the duration of or increase the size of any preclinical studies or clinical trials we conduct and this could significantly delay commercialization and require greater expenditures.

These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our therapeutic candidates. As a result, our financial results and the commercial prospects for our therapeutic candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and information technology services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if, as a result of a pandemic, such as COVID-19, or government policy, employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future therapeutic candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.

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
•
collaboration agreements may not lead to development or commercialization of therapeutic candidates in the most efficient manner or at all; and
•
our collaborators’ business or operations could be disrupted due to the ongoing COVID-19 pandemic or other reasons outside of our control, which could have an adverse impact on their development and commercialization efforts or the prospects of our collaboration.

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

Furthermore, all of the risks relating to product development, regulatory approval and commercialization described in this Annual Report apply to the activities of our collaborators.

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

Many jurisdictions also have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties, and many jurisdictions limit the enforceability of patents against government agencies or government contractors. In these jurisdictions, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, and broadly defines personal information. The CCPA creates new individual privacy rights for consumers (as that term is broadly defined) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to California consumers about its data collection, use and sharing practices, provide such consumers with ways to opt-out of certain sales or transfers of personal information, provides for civil penalties for violations, and allows for a new private right of action for data breaches that has resulted in an increase in data breach litigation. Many aspects of the CCPA, including the expansion of the consumer rights granted therein under the California Privacy Rights Act (CPRA), and its interpretation remain unclear. As such, its full impact on our business and operations remains uncertain. Additionally, comprehensive privacy laws akin to the CCPA have been passed in Utah, Virginia and Colorado, and, with bills being proposed in several other states, it is quite possible that other U.S. states will follow suit. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress. Further, in addition to the proposals for comprehensive consumer privacy laws, many states are considering more limited privacy bills that focus on specific issues such as biometric data. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly.

As we conduct studies with subjects from outside of the U.S., we may be subject to additional, more stringent privacy laws in other jurisdictions. Most notably, in the EU, in May 2018, a new privacy regime, the General Data Protection Regulation, the GDPR, took effect in the European Economic Area, the EEA. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals in the EEA. Among other things, the GDPR imposes new requirements regarding the security of personal data and notification of data breaches to the competent national data processing authorities, imposes limitations on retention of information, changes the lawful bases on which personal data can be processed, requires us to maintain records of our processing activities and to document data protection impact assessments where there is high risk processing, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the U.S. and other jurisdictions that the European Commission (EC) does not recognize as having “adequate” data protection laws (see below), and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue).

Moreover, the United Kingdom leaving the EU could lead to further legislative and regulatory changes. Further to the U.K.’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the U.K. GDPR into U.K. law. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is currently in line with the GDPR. The U.K. has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, but these have been put on hold. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

Further, the EC and the U.S. recently announced a political agreement on a new “Trans-Atlantic Data Privacy Framework”, which we will be required to implement when conducting restricted cross-border data transfers and doing so will require significant effort and cost. These and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.

As these privacy, data protection and data security laws continue to evolve, we may be required to make changes to our business, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data, implementing certain security controls and related technologies, and, in some cases, limiting our activities in certain locations. Changes in these laws may also increase our potential exposure through significantly higher potential penalties for non-compliance. In addition, due to the uncertainty and potentially conflicting interpretations of these laws, it is possible that such laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with applicable laws or satisfactorily protect our systems, infrastructure, and confidential or protected information, including personal information could result in governmental enforcement actions, litigation, or negative publicity, any of which could inhibit our ability to grow our business.

Organizations are also increasingly subject to a wide variety of sophisticated attacks on their networks, systems, infrastructure, and endpoints, including the theft and subsequent misuse of employee credentials, denial-of-service attacks, ransomware attacks, digital extortion, business email compromises, malware, viruses, and social engineering (including phishing). The techniques used to obtain unauthorized access or to sabotage systems, networks, infrastructure, or physical facilities in which data is stored or through which data is transmitted, or on which our services and operations rely, evolve and change frequently and generally are not identified until they are launched against a target. We and our third party service providers may be unable to anticipate these techniques or to implement adequate preventative measures.

Compromise of our data security or of third parties with whom we do business or on which our services and operations rely, failure to prevent or mitigate the loss of confidential or protected information, including personal or business information, and delays in detecting, remediating, or providing prompt notice of any such compromise or loss could disrupt our operations, harm our reputation, result in loss of business or customers, subject us to litigation, government action or other additional costs and liabilities that could adversely affect our business, financial condition and operating results. Any reputational damage resulting from breach of our security measures could create distrust of our company. In addition, our insurance coverage may not be adequate to cover costs, expenses and losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to investigate, respond to and remediate a security incident or compromise, including a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to address and alleviate problems caused by such disruptions, compromises, incidents, or breaches, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, including legal counsel, which could materially and adversely affect our business, financial condition and results of operations.

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

Even if marketing approval of a therapeutic candidate is granted, the approval may be subject to limitations on the indicated uses for which the therapeutic candidate may be marketed or to the conditions of approval, including a requirement to implement a REMS. If a therapeutic candidate receives marketing approval, the accompanying label may limit the approved indicated use of the product, which could limit sales of the product. The FDA may also require costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we market our products for uses beyond their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act, relating to the promotion of prescription drugs, may lead to FDA enforcement actions and investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. Additionally, under FDORA, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

Under the centralized procedure, the EMA’s Committee Medicinal Products for Human Use, or CHMP, is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. The maximum timeframe for the evaluation of a marketing authorization application under the centralized procedure by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an application considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

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

Although we do not currently have any drugs on the market, our current and future operations are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of VGL101 and future therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute VGL101 and future therapeutic candidates for which we obtain marketing approval. For more information regarding the risks related to these laws and regulations please see “Business – Government Regulation – Other Healthcare Laws.”

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government- paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the ACA and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business – Government Regulation – Healthcare Reform.”

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our therapeutic candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information please see “Business – Government Regulation – Coverage and Reimbursement.”

Third-party payors increasingly are challenging prices charged for biopharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the cost of the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amounts we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates.

We cannot be sure that coverage and reimbursement in the U.S., the European Union or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. In the U.S., third-party payors, and governmental healthcare plans, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the U.S. for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our investment in the development of product candidates. Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other foreign jurisdictions have and will continue to put pressure on the pricing and usage of our product candidates. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals or clearances of our product candidates, if any, may be.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous foreign, federal, state and local environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous, radioactive, and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources, including any available insurance.

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

Under the TCJA, as amended by the CARES Act, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. The completion of private placements and other transactions that have occurred since inception, may trigger such ownership change pursuant to Section 382 and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Any such limitation, whether as the result of the mergers, prior private placements, sales of our common stock by our existing stockholders, or additional sales of our common stock by us after the mergers, could have a material adverse effect on our results of operations in future years. Our net operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of approximately $68.4 million and $67.7 million, respectively. Our federal NOLs can be carried forward indefinitely and our State NOLs expire at various dates beginning in 2040.

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

As of February 28, 2023, we had 56 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including identifying, recruiting, integrating, maintaining and motivating additional employees and managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (i) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, including cGMP requirements, (iii) federal and state data privacy, security, fraud and abuse and other healthcare and employment laws and regulations in the U.S. and abroad or (iv) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We face significant competition, and if our competitors develop technologies or therapeutic candidates more rapidly than we do or their technologies are more effective, our business and our ability to develop and successfully commercialize products may be adversely affected.

The biotechnology and pharmaceutical industries are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. These characteristics also apply to the development and commercialization of treatments in neurodegenerative diseases, particularly AD. While we believe that our focus, expertise, scientific knowledge and intellectual property provide us with competitive advantages, we face competition from several different sources, including large and small biopharmaceutical companies, academic research institutions, government agencies and public and private research organizations, that conduct research, seek and obtain patent protection, and establish collaborative arrangements, sometimes exclusive, for research, development, manufacturing and commercialization.

Competition can arise from third parties which are pursuing therapeutics that target the same molecular targets as our product candidates, therapeutics that are being developed for the same diseases or disorders as our product candidates, or both, therapeutics that target the same molecular targets and are being developed for the same diseases or disorders as our product candidates. In general, we consider our closest competitors as third parties that are conducting clinical trials to evaluate such therapeutics.

We further define and evaluate competition based on the nature of the disease or disorder that is potentially addressed by our product candidates. For instance, we consider competition more broadly in the context of rare diseases and more narrowly for diseases or disorders that are common. That is, we are more apt to consider a third party a competitor if it is clinically developing a therapeutic for the same rare disease in which we are developing our product candidates, irrespective of the molecular target of the third party therapeutic. On the other hand, we are less inclined to consider a third party a competitor in the case of a common disease, unless the third party is clinically developing a therapeutic that targets the same molecular target as our product candidates. Nevertheless, the competitive landscape, particularly for common diseases, is highly complex and can be influenced by the success or failure of third party therapeutics that are being developed for the same disease or disorder as our product candidates. As a result, our share price may be positively or negatively influenced by the activities of such third parties irrespective of whether we consider them to be a competitor or not.

We are aware of third parties which are pursuing therapeutics that target the same molecular targets as our product candidates. Because our current product candidates target TREM2, we consider the following third parties to be our closest competitors: Alector, which is developing AL002, a TREM2 targeting antibody, for Alzheimer’s disease in collaboration with

AbbVie, Inc.; and Denali, which is developing DNL919/TAK-920, a TREM2 targeting antibody, for Alzheimer’s disease in collaboration with Takeda Pharmaceutical Company Limited.

Regarding therapeutics that are being developed for the same diseases or disorders as our product candidates, we consider the main competitors as follows:

•
VGL101 for ALSP: we are not aware of any third parties that are clinically developing therapeutics for ALSP. Further, no products have been approved to treat ALSP. Academics have investigated the use of hematopoietic stem cell transplantation in a small number of ALSP patients, however, we believe this procedure has limited benefits and several key limitations.
•
Small molecule TREM2 agonists for AD: we are not aware of any third parties clinically developing small molecules that target TREM2 for AD. There are, however, many third parties pursuing clinical development of therapeutics for AD. As mentioned, Alector and Denali are each clinically developing TREM2 targeting antibody therapeutics. The University of Oxford in collaboration with Janssen Pharmaceutica NV has reported a Phase I trial of JNJ-40346527 (edicotinib), a small molecule CSF-1R antagonist. Elixiron Immunotherapeutics, Inc. has reported a Phase I trial of EI-1071, a small molecule that inhibits the tyrosine kinase activity of CSF-1R. In addition, there are others developing therapeutics for AD that do not target TREM2. Notable examples include those that are based on reduction of ß-amyloid plaques, such as ADUHELM® (aducanumab-avwa) and LEQEMBI™ (lecanemab-irmb), both of which are from Biogen, Inc. and were FDA approved in 2021 and 2023, respectively. Other ß-amyloid therapeutics and additional approaches for AD are being pursued by Roche (Genentech), Eli Lilly and others.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 82% of our outstanding voting stock as of February 28, 2023 based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act.

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

We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial public offering in January 2022.

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

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with this annual report on Form

10-K, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Watertown, Massachusetts, where we lease and occupy 19,734 square feet of laboratory and office space.

The current term of our Watertown lease expires ten years after the term commencement date, which occurred in the second quarter of 2022, and includes an option to extend the term with at least 15 months’ notice and rent set at an agreed upon market rate.

We believe our existing facilities are sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “VIGL” since the initial public offering of our common stock on January 7, 2022. Prior to that time, there was no public market for our common stock. As of February 28, 2023, there were 15 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain all available funds and future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments and other factors the board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

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

Item 6. Reserved

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing includes forward-looking statements that involve risks and uncertainties. Many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, may materially and adversely affect our actual results, which may differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company dedicated to improving the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia. Microglia are the sentinel immune cells of the brain and play a critical role in maintaining central nervous system (CNS) health and responding to damage caused by disease. Leveraging recent research implicating microglial dysfunction in neurodegenerative diseases, we utilize a precision medicine approach to develop a pipeline of therapeutic candidates, initially addressing genetically defined patient subpopulations, that we believe will activate and restore microglial function. Our first therapeutic candidates are designed to activate Triggering Receptor Expressed on Myeloid Cells 2 (TREM2), a key microglial receptor protein that mediates responses to environmental signals in order to maintain brain health and whose dysfunction is linked to neurodegeneration. We have two main programs that are designed to target TREM2. Our lead product candidate, VGL101, is a fully human monoclonal antibody (mAb) TREM2 agonist (or activator) that is currently being studied in a Phase 2 proof-of-concept trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP), a rare and fatal neurodegenerative disease. Our second program is focused on small molecule TREM2 agonists and is currently in investigational new drug (IND) enabling studies. We plan to develop our small molecule TREM2 agonist candidates for more common neurodegenerative diseases associated with microglial dysfunction, with an initial focus on Alzheimer’s disease (AD) in genetically defined subpopulations.

We believe that each of the therapeutic candidates in our pipeline has the potential to be developed for multiple neurodegenerative diseases. Our precision medicine approach begins with rare, genetically defined diseases for which microglial dysfunction is believed to be a key driver of disease pathology and then utilizes findings from these efforts to inform expansion into larger and more common neurodegenerative diseases. We believe our strategy has the potential to mitigate downstream translational risk as we seek to advance our programs through early development and into the clinic. We believe this iterative, sequential approach is a key differentiator, potentially allowing us to generate clinical proof-of-concept (PoC) efficiently and leverage our initial development programs as well as research by others, in pursuing additional neurodegenerative disease opportunities.

Recent Developments

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have funded our operations primarily through proceeds from our initial public offering (IPO) of our common stock, the sale of shares of our convertible preferred stock and a Simple Agreement for Future Equity, or SAFE. As of December 31, 2022, we had $186.6 million of cash and cash equivalents. As of December 31, 2022, we raised aggregate gross proceeds of $313.0 million from the sale of equity securities as follows:

•
During the period from June 22, 2020 (inception) to December 31, 2021, we raised $5.0 million gross proceeds from the SAFE which was subsequently converted to 1,963,093 shares of Series A convertible preferred stock, $45.0 million gross proceeds from the issuance of 17,667,840 shares of Series A convertible preferred stock at a purchase price of $2.547 per share, and $90.0 million gross proceeds from the issuance of 25,657,096 shares of Series B convertible preferred stock at $3.5078 per share. Costs associated with these issuances were approximately $0.6 million.
•
During the twelve months ended December 31, 2022, we completed the IPO of our common stock, in which we issued an aggregate of 7,000,000 shares of common stock at a price of $14.00 per share, for gross cash proceeds of $98.0 million, before underwriting discounts and commissions. We received approximately $88.0 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses. We also completed a private placement in which we issued 7,293,084 shares of common stock at a price of $7.30 per share and 2,980,889 pre-funded warrants at a purchase price of $7.2999, for gross proceeds of $75.0 million, before deducting fees to the placement agent and other offering expenses. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2025.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current therapeutic candidates or any future therapeutic candidates. Our accumulated deficit was $71.8 million at December 31, 2021 and $140.1 million at December 31, 2022, respectively. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future therapeutic candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

As a result, we will require substantial additional funding to develop our therapeutic candidates and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include proceeds from potential collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, the Russia/Ukraine military conflict and otherwise. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our therapeutic candidates or grant rights to develop and market therapeutic candidates that we would otherwise prefer to develop and market ourselves.

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

Impact of COVID-19 on Our Operations

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

As initial consideration for the license, we paid an upfront payment of $0.5 million and also recognized an obligation to issue shares of Series A convertible preferred stock with an antidilution provision, or the Related Party Antidilution Obligation. As additional consideration for the license, we are required to pay Amgen up to $80.0 million in the aggregate upon the achievement of specified regulatory milestones for the first mAb TREM2 agonist product and the first small molecule TREM2 agonist product and aggregate milestone payments of up to $350.0 million upon the achievement of specific commercial milestones across all mAb products and small molecule products. No regulatory or commercial milestones have been achieved to date under the Amgen Agreement. We are also required to pay tiered royalties of low to mid single-digit percentages on annual net sales of the products covered by the license. In the event that the exploitation of a product is not covered by a valid claim within the licensed patent rights, then the royalty rate with respect to the net sales shall be subject to a customary reduction by a certain percentage. The royalty term will terminate on a country-by-country basis on the later of (i) the expiration date of the last valid claim within the licensed patent rights and (ii) the tenth (10th) anniversary of the first commercial sale of such product in such country.

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
•
expenses incurred in connection with the manufacturing and clinical development of our VGL101 program;
•
expenses incurred in connection with the discovery and preclinical development of our small molecule TREM2 agonist program;
•
expenses incurred under agreements with third parties, such as consultants, clinical investigators, contractors and contract research organizations, or CROs, that assist with (i) the non-clinical and clinical studies of VGL101 and (ii) identification of additional potential therapeutic candidates in our small molecule TREM2 agonist program;
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

The table below summarizes our research and development expenses incurred by program:

	December 31, 2022	December 31, 2021
	($ in thousands)
Direct, external research and development expenses by program:
VGL101	$17,343	$15,407
Small molecule TREM2	12,475	5,545
Unallocated research and development expenses:
External costs and other	3,668	3,787
Facilities, personnel-related, and other	13,958	7,591
Total research and development expenses	$47,444	$32,330

Research and development activities are central to our business model. Therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase over the next several years as we expect to (i) advance VGL101 and our small molecule TREM2 agonist programs’ initial clinical trials, (ii) develop VGL101 for other indications, including other rare leukodystrophies, and leukoencephalopathies, and (iii) expand our modality agnostic product pipeline to other microglia targets beyond TREM2.

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

We expect that our general and administrative expenses will increase in the foreseeable future as we increase our headcount to support the continued research and development of our programs and the growth of our business. We also anticipate continuing to incur expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, compliance, director and officer insurance, investor and public relations and tax-related services associated with maintaining compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

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

Change in Fair Value of Series A Preferred Stock Tranche Obligation

In September 2020, we entered into the Series A Convertible Preferred Stock Purchase Agreement and issued 9,815,467 shares of Series A convertible preferred stock at a purchase price of $2.547 per share, for gross cash proceeds of $25.0 million. As part of the September 2020 Series A Convertible Preferred Stock Purchase Agreement, the investors were contingently obligated to purchase 7,852,373 additional shares of Series A convertible preferred stock at $2.547 per share upon the satisfaction of specified research and development milestones, collectively, the Series A Preferred Stock Tranche Obligation. The Series A Preferred Stock Tranche Obligation was legally detachable and separately exercisable from the Series A convertible preferred stock. As such, we allocated the proceeds from the September 2020 issuance between the Series A Preferred Stock Tranche Obligation and the Series A convertible preferred stock. As the Series A convertible preferred stock is redeemable upon a deemed liquidation event at the election of the holder controlled Board, and therefore outside of the control of our company, the Series A Preferred Stock Tranche Obligation was classified as a liability and recorded at its fair value. The Series A Preferred Stock Tranche Obligation was remeasured at fair value at each reporting period until its settlement in May 2021, with changes in fair value recorded in change in fair value of Series A Preferred Stock Tranche Obligation in the consolidated statement of operations and comprehensive loss.

Interest Income, net

Interest income primarily consists of interest earned from our cash and cash equivalents. We expect our interest income will increase slightly as we invest the cash received from net proceeds from our IPO and our August 2022 private placement of our common stock.

Other Expense, net

Other expense, net primarily consists of gains and losses from the remeasurement of foreign currency transactions into our functional currency.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will be realized. As of December 31, 2022, we had federal NOL carryforwards of approximately $68.4 million and state NOL carryforwards of approximately $67.7 million which may be available to offset future taxable income and begin to expire in 2040. The total federal NOL of $68.4 million are not subject to expiration. As of December 31, 2022, we also had federal and state tax research and development credit carryforwards of approximately $3.9 million and $1.2 million, respectively, to offset future tax liabilities, which begin to expire in 2040. We have recorded a full valuation allowance against our net deferred tax assets at December 31, 2022. As of December 31, 2022, we had no unrecognized tax benefits.

Results of Operations

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

The following table summarizes our results of operations for the year ended December 31, 2022 compared with year ended December 31, 2021:

	December 31, 2022	December 31, 2021	Change
	($ in thousands)
Operating expenses:
Research and development	$47,444	$32,330	$15,114
General and administrative	21,440	10,079	11,361
Total operating expenses	68,884	42,409	26,475
Loss from operations	(68,884)	(42,409)	(26,475)
Other income (expense):
Change in fair value of the related party antidilution obligation	—	(836)	836
Change in fair value of Series A preferred stock tranche obligation	—	(28)	28
Interest income, net	623	3	620
Other expense, net	(44)	(13)	(31)
Total other expense, net	579	(874)	1,453
Net loss and comprehensive loss	$(68,305)	$(43,283)	$(25,022)

Research and Development Expenses

Research and development expenses were $47.4 million for the year ended December 31, 2022, as compared to $32.3 million for the year ended December 31, 2021. The increase of $15.1 million consisted primarily of the following:

•
$6.9 million of small molecule TREM2 agonist program expenses, which is primarily driven by $5.0 million of increased preclinical costs and $1.8 million in manufacturing related costs; and
•
$6.3 million of facilities, personnel-related and other expenses, of which $5.7 million related to personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $1.5 million; and
•
$1.9 million of VGL101 program expenses, which is primarily driven by $6.5 million of clinical trial related expenses, $1.1 million in other research and development activity including consulting, lab, and patient advocacy related costs. These expenses are partially offset by $2.9 million decrease in VGL101 preclinical costs and $2.8 million decrease in external manufacturing expenses due to timing of manufacturing runs of
VGL101.

General and Administrative Expenses

General and administrative expenses were $21.4 million for the year ended December 31, 2022, as compared to $10.1 million for the year ended December 31, 2021. The increase of $11.4 million consisted primarily of the following:

•
$5.4 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $1.9 million;
•
$3.9 million other headcount related expenses and costs associated with operating as a public company, including $2.1 million related to business insurance and $1.2 million related to facilities expenses; and
•
$2.1 million of professional fees, including legal, accounting and other expenses.

Change in Fair Value of Related Party Antidilution Obligation

The change in fair value of Related Party Antidilution Obligation was $0.8 million for the year ended December 31, 2021. This change in fair value was related to the re-measurement to fair value of the Related Party Antidilution Obligation associated with the Amgen Agreement. This instrument was fully settled in May 2021.

Change in Fair Value of Series A Preferred Stock Tranche Obligation

The change in fair value of Series A Preferred Stock Tranche Obligation was $28 thousand for the year ended December 31, 2021. This increase fair value related to the remeasurement to fair value of the Series A Preferred Stock Tranche Obligation associated with the Series A Convertible Preferred Stock Purchase Agreement. In May 2021, we settled the Series A Tranche Obligation with the issuance of 7,852,373 shares of our Series A Convertible Preferred Stock.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our therapeutic candidates. Since our inception through December 31, 2022, we have funded our operations primarily with net proceeds from sales of our convertible preferred stock and common stock totaling gross proceeds of approximately $313.0 million. As of December 31, 2022, we had cash and cash equivalents of $186.6 million.

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

Based on our current operating plan, we expect our current cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditure into the first quarter of 2025.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	December 31, 2022	December 31, 2021
	($ in thousands)
Net cash used in operating activities	$(65,149)	$(39,347)
Net cash used by investing activities	(921)	(204)
Net cash provided by financing activities	161,255	107,747
Net increase in cash, cash equivalents and restricted cash	$95,185	$68,196

Operating Activities

During the year ended December 31, 2022, operating activities consisted primarily of our net loss of $68.3 million and $3.3 million of changes in operating assets and liabilities, partially offset by $5.5 million stock-based compensation expense and $0.9 million change in operating lease expenses. The net loss primarily consisted of $47.4 million of research and development expenses, $21.4 million of general and administrative expenses partially offset by $0.6 million in interest income, net.

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

Investing Activities

During the year ended December 31, 2022, net cash used for investing activities consisted of $0.9 million of capital expenditures.

During the year ended December 31, 2021, net cash used for investing activities consisted of $0.2 million of capital expenditures.

Financing Activities

During the year ended December 31, 2022, net cash provided from financing activities consisted primarily of $89.9 million in net proceeds from our initial public offering, $50.6 million in net proceeds from the August 2022 private placement of our common stock, $20.7 million in net proceeds from the issuance of pre-funded warrants, $0.2 million from the exercise of options. We also spent $43 thousand in finance lease obligations.

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

Our primary uses of cash are to fund our research and development activities related to our VGL101 and small molecule TREM2 agonist programs, hiring personnel, raising capital and providing general and administrative support for these operations.

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

Funding Requirements

To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete clinical development of, receive regulatory approval for, and commercialize, VGL101, and we do not know when, or if at all, that will occur. We expect our expenses and capital requirements to increase significantly in connection with our ongoing activities, particularly as we continue the research and development of and seek marketing approval for our VGL101 and small molecule TREM2 agonist program. In addition, if we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We may also require additional capital to pursue in-licenses or acquisitions of other drug candidates. Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will require substantial additional funding to develop our therapeutic candidates and support our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our product development or future commercialization efforts.

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

Contractual Obligations and Commitments

The following table summarizes our operating and finance lease commitments as of December 31, 2022:

	Payments Due by Period
Description	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	($ in thousands)
Operating and finance leases	$176	$176	$—	$—	$—
Total	$176	$176	$—	$—	$—

In September 2021, we entered into a lease for laboratory and office space in Watertown, Massachusetts with an initial term of ten years, and a five-year renewal option at the end of the initial lease term. The monthly lease payment is approximately $0.2 million with annual escalation of approximately 3%. The lease includes a $3.7 million construction allowance. The Watertown lease commenced in the first quarter of 2023 when the lease space was made available for use, and as such, this lease is not included in the table above given the commencement date. The minimum base rent payment ranges from $1.9 million annually and increasing to $2.1 million annually over the next 5 years. From year 6 through the term end date of the lease the rent payments are approximately $11.4 million.

In November 2021, we entered into a statement of work with FUJIFILM for $3.8 million under our existing master services agreement for the manufacturing of VGL101. If we terminate the statement of work before completion, we may be required to pay fees ranging from 0% to 100%. The amount due upon an early termination depends on the length of time prior to the commencement of specific stages of the statement of work. As of December 31, 2022, no significant work had begun. The statement of work is expected to be incurred over approximately 2 years.

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

Stock Compensation

Prior to our IPO in January 2022, we had limited public market historical information for our common stock. Prior to becoming a public company, the estimated fair value of our common stock had been determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

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

The hybrid method is a hybrid between the PWERM and OPM, estimating the probability-weighted value across multiple scenarios but using the OPM to estimate the allocation of value within one or more of those scenarios. When using the hybrid method, we assumed two scenarios: an IPO scenario and a sale scenario. The IPO scenario estimated an equity value based on the guideline public company method under a market approach. The guideline public companies considered for this scenario consist of biopharmaceutical companies with recently completed IPOs. We converted our estimated future value in an IPO to present value using a risk-adjusted discount rate. The equity value for the sale scenario was estimated using the price of a recently issued preferred security, as well as a milestone-based tranche closing. We utilized an option pricing model to quantify or attribute value to these economic rights of convertible preferred stock as compared to the common stock, such as liquidation preferences, dividend provisions, and participation rights after liquidation preferences.

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

Valuation of Series A Preferred Stock Tranche Obligation and Related Party Antidilution Obligation

The Series A Preferred Stock Tranche Obligation was valued using a probability-weighted present value model. The valuation model considered the probability of closing the tranche, the estimated future value of the Series A convertible preferred stock to be issued at each closing and the investment required at each closing. Future values were converted to present value using a discount rate appropriate for probability-adjusted cash flows. The Series A Preferred Stock Tranche Obligation was settled in May 2021.

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or JOBS, permits an “emerging growth company” such as us to take advantage of an extended transition to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an “emerging growth company,” we are exempt from Sections 14A(a) and (b) of the Securities Exchange Act of 1934, as amended, which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “golden parachutes;” and (2) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will continue to remain an “emerging growth company” until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations and cash flows is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2022, we had cash and cash equivalents of $186.6 million. As of December 31, 2021, we had cash and cash equivalents of $91.4 million. Interest income is sensitive to changes in the general level of interest rates. Our surplus cash has been invested in money market funds. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates. As of December 31, 2022, and December 31, 2021, we had no debt outstanding. Therefore, we are not exposed to interest rate risk with respect to debt.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our internal control over financial reporting evolves with our business.

Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework" (2013). Based on the assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age as of February 28, 2023 and position of each of our executive officers and directors.

Name	Position	Age
Non-Employee Directors
Bruce Booth, D.Phil(1)(2)	Director	48
Cheryl Renee Blanchard, PhD(1)(2)	Director	58
Gerhard Koenig, PhD(3)	Director	62
Mary Thistle(3)	Director	63
Suzanne Bruhn, PhD(1)(3)	Director	59
Stefan Vitorovic, MS, MBA(2)	Director	38
Executive Officers
Ivana Magovčević-Liebisch, PhD, JD	Director, President and Chief Executive Officer	55
Christopher Verni, JD	General Counsel	48
David Gray, PhD	Chief Science Officer	48
Evan A. Thackaberry, PhD, DABT	Senior Vice President, Head of Early Development	50
Jennifer Ziolkowski, CPA	Chief Financial Officer	48

(1) Member of compensation committee

(2) Member of nominating and corporate governance committee

(3) Member of audit committee

Executive Officers

Ivana Magovčević-Liebisch, PhD, JD, has served as our President and Chief Executive Officer and as a member of our board of directors since July 2020. Prior to Vigil, Dr. Magovčević-Liebisch was Executive Vice President, Chief Business Officer at Ipsen, a pharmaceutical company, from March 2018 to April 2020, where she led the External Innovation, Business Development and Alliance Management functions. Prior to Ipsen, Dr. Magovčević-Liebisch was Executive Vice President, Chief Strategy and Corporate Development Officer at Axcella Health Inc. (NASDAQ: AXLA) from May 2017 to March 2018, and Senior Vice President, Head of Global Business Development for the specialty drug business at Teva Pharmaceutical Industries Ltd. (NYSE: TEVA) from March 2013 to May 2017. Dr. Magovčević-Liebisch previously worked at Dyax Corp. (acquired by Shire plc (NASDAQ: SHPG)) from April 2001 to March 2013 in management roles of increasing scope and responsibility, including Executive Vice President and Chief Operating Officer, where she launched the company’s first drug, Kalbitor® for an orphan indication, Hereditary Angiodema. Dr. Magovčević-Liebisch began her biopharma career at Transkaryotic Therapies, Inc., where she was Director of Intellectual Property and Patent Counsel from 1998 to 2001. Dr. Magovčević-Liebisch is currently the Chairperson of the board of directors of ABSCI Corporation (NASDAQ: ABSI) and a member of the board of directors of Aeglea BioTherapeutics, Inc. (NASDAQ: AGLE), and was a member of the board of directors of Applied Genetic Technologies Corporation (NASDAQ: AGTC) from June 2014 to March 2022. Dr. Magovčević-Liebisch is also a trustee of the Boston Museum of Science and of the Boston Ballet, and overseer of Beth Israel Deaconess Medical Center. She received a BA in Biology and Chemistry from Wheaton College, a PhD in Genetics from Harvard University, and a JD in High Technology Law from Suffolk University Law School. We believe Dr. Magovčević-Liebisch’s over 20 years of senior management experience in the biotechnology and pharmaceutical industry make her well qualified to serve on our board of directors.

Christopher Verni, JD, has served as our General Counsel since April 2022. Prior to joining Vigil, Mr. Verni served in various leadership roles at Sarepta Therapeutics, Inc. (NASDAQ: SRPT) from December 2013 to April 2022, initially as Chief Intellectual Property Counsel and most recently as Senior Vice President, Deputy General Counsel and Chief Intellectual Property Officer. Prior to Sarepta, Mr. Verni served as Senior Patent Counsel at ARIAD Pharmaceuticals (now Takeda Pharmaceutical Co Ltd (NYSE: TAK)) from October 2011 to November 2013. Previously, Mr. Verni served as Senior Patent Counsel at Genzyme (now Sanofi SA (XPAR: SAN)) from May 2007 to October 2011, and as Corporate Counsel—Intellectual Property at Pfizer Inc. (NYSE: PFE) from May 2004 to May 2007. Mr. Verni began his legal career at Banner & Witcoff Ltd. from May 2001 to April 2004. Mr. Verni received his JD with a concentration in Intellectual Property from Franklin Pierce Law Center and his BS in Chemistry from the University of Rochester.

David Gray, PhD, has served as our Chief Science Officer since February 2023. Prior to joining Vigil, Mr. Gray served as Chief Scientific Officer at Inscopix, Inc. and led the development of its first therapeutic research programs. Prior to Inscopix, he was Vice President of Chemistry at Cerevel Therapeutics Holdings, Inc., where he led the development of late-stage clinical programs for Parkinson’s disease (“PD”) and Alzheimer’s disease (“AD”) and was responsible for advancing early-stage programs. Before that, Dr. Gray held several roles during his 16 years at Pfizer Inc., including Senior Director, Neuroscience Biology, leading preclinical research teams and progressing programs from discovery to clinical studies in multiple neuroscience-related diseases, including PD, AD and schizophrenia. He holds a PhD in Organic Chemistry from The Scripps Research Institute and a BS in Chemistry from the University of Minnesota.

Evan A. Thackaberry, PhD, DABT, has served as our Senior Vice President, Head of Early Development since September 2020. Dr. Thackaberry joined Vigil from Ra Pharmaceuticals, Inc. (NASDAQ: RARX), where he served as Vice President of Nonclinical Development from October 2017 to March 2020. Prior to Ra Pharma, Dr. Thackaberry worked at Genentech, Inc. (NYSE: DNA) from July 2010 to September 2017, holding positions of increasing responsibility, including Ophthalmology Platform Team Leader, Research Team Lead, and Safety Assessment Therapeutic Area Leader. Dr. Thackaberry began his career as a regulatory and investigative toxicologist at the Schering-Plough Research Institute from 2005 to 2010. Dr. Thackaberry received his PhD in Molecular and Environmental Toxicology from the University of Wisconsin and his BS in Biochemistry from the University of Vermont.

Jennifer Ziolkowski, CPA, has served as our Chief Financial Officer since March 2021. Prior to joining Vigil, Ms. Ziolkowski was Chief Financial Officer of Solid Biosciences Inc. (NASDAQ: SLDB) from May 2017 to January 2021, where she played a key role in transforming Solid from a private, preclinical company to a publicly-held, clinical-stage biotech company. Previously, Ms. Ziolkowski held various leadership positions at Philips Healthcare from August 2008 to May 2017, most recently as Head of Sales Operations, North America of Philips Healthcare from 2015 to May 2017. Prior to Phillips, Ms. Ziolkowski was Senior Director of Finance and Corporate Controller of TransMedics, Inc. from April 2007 to July 2008, where she played a critical role in building the company’s financial operations. Ms. Ziolkowski established her career within the healthcare industry at Cytyc Corporation (acquired by Hologic, Inc. (NASDAQ:HOLX)) from May 2001 to April 2007. Ms. Ziolkowski began her career at PricewaterhouseCoopers LLP from September 1996 to April 2001. Ms. Ziolkowski holds a BS in Accounting from Boston College and is a Certified Public Accountant.

Non-Employee Directors

Bruce Booth, D.Phil, has served as Chairman of our board of directors since June 2020. Dr. Booth joined Atlas Venture in 2005, and currently serves as a partner of Atlas Venture. Dr. Booth currently serves as Chairman of Kymera Therapeutics, Inc. (NASDAQ: KYMR) and AvroBio, Inc. (NASDAQ: AVRO). He is the co-founder of Kymera and was President and Chief Executive Officer of Kymera from September 2015 to August 2017. Dr. Booth is also a board member of several public and privately held companies, including Magenta Therapeutics, Inc. (NASDAQ: MGTA), Nimbus Therapeutics, LLC, HotSpot Therapeutics, Inc., and Arkuda Therapeutics, Inc. Dr. Booth previously served on the boards of directors of Unum Therapeutics, Inc. (NASDAQ: UMRX) from February 2018 to July 2020, Miragen Therapeutics, Inc. (NASDAQ: VRDN) from 2007 to December 2018, and Zafgen, Inc. (now Larimar Therapeutics, Inc. (NASDAQ: LRMR)) from August 2006 to June 2018. Dr. Booth holds a PhD in Molecular Immunology from Oxford University’s Nuffield Department of Medicine and a BS in Biochemistry from Pennsylvania State University. We believe Dr. Booth’s extensive leadership, executive, managerial and business experience with life sciences companies, including experience in the formation, development and business strategy of multiple start-up companies in the life sciences sector, qualifies him to serve on our board of directors.

Cheryl Renee Blanchard, PhD, has served as a member of our board of directors since November 2020. Dr. Blanchard has served as President and Chief Executive Officer of Anika Therapeutics, Inc. (NASDAQ: ANIK) since April 2020 after serving as interim Chief Executive Officer since February 2020 and has served on Anika’s board since August of 2018. Dr. Blanchard is also a current board member of Daré Bioscience, Inc. (NASDAQ: DARE). Prior to her work as an executive officer at Anika, she was President and Chief Executive Officer of Microchips Biotech, Inc. from July 2014 until its sale to Daré Bioscience in November 2019. From July 2018 to July 2019, Dr. Blanchard served as President and Chief Executive Officer of Keratin Biosciences, Inc., a privately-held biotechnology company created by the business combination of Microchips Biotech, Inc. and KeraNetics, LLC. From September 2012 to April 2020, Dr. Blanchard was Principal at Blanchard Consulting, LLC, which provided consulting services to life science companies and private equity clients. Dr. Blanchard previously served on the board of directors of SeaSpine Holdings Corp (NASDAQ: SPNE) from July 2015 to May 2019 and Neuronetics, Inc. (NASDAQ: STIM) from February 2019 to July 2020. Dr. Blanchard received her MS and PhD in Materials Science and Engineering from the University of Texas at Austin and her BS in Ceramic Engineering from Alfred University. We believe Dr. Blanchard is qualified to serve on our board of directors because she is a biotech Chief Executive Officer and experienced as a public company board member, and due to her strong scientific background in biologics and regenerative medicine and her extensive experience in management, research and product development, business development, and regulatory affairs at multiple companies in the life science industry.

Gerhard Koenig, PhD, has served as a member of our board of directors since July 2020. Dr. Koenig currently serves as an Entrepreneur in Residence with Atlas Venture since November 2017 and as Co-Founder, President and Chief Executive Officer of Arkuda Therapeutics, Inc. since February 2018. He also served as an advisor on the scientific advisory board at Disarm Therapeutics, Inc. from February 2017 to December 2020. From June 2016 to October 2017, Dr. Koenig was Chief Executive Officer of Quartet Medicine, Inc., a biotechnology company focused on non-opioid pain medications. Before that, he was Chief Scientific Officer and Senior Vice President of FORUM Pharmaceuticals Inc., a pharmaceutical company owned by Fidelity Investments, from February 2003 to May 2016. Dr. Koenig was Vice President, Scientific Programs and Evaluation of Fidelity Biosciences Group (now F-Prime Capital) from September 2002 to December 2004. Dr. Koenig received his PhD and MS in Molecular and Cellular Neurobiology with a minor in Biochemistry, graduating summa cum laude, from the University of Heidelberg, Germany. We believe Dr. Koenig is qualified to serve on our board of directors because of his extensive R&D leadership and drug discovery and development experience spanning early discovery through Phase 3 clinical trials as well as his experience working in the venture capital industry.

Mary Thistle, has served as a member of our board of directors since April 2022. Ms. Thistle served as Special Advisor to the Bill & Melinda Gates Medical Research Institute, a non-profit biotech organization, from October 2020 until June 2022, and previously served as the organization’s Chief of Staff from January 2018. Prior to that, she held senior leadership positions at Dimension Therapeutics, Inc., a gene therapy company, including Chief Operating Officer from 2016 to 2017 and Chief Business Officer from 2015 to 2016. Prior to joining Dimension Therapeutics, Inc., she held several executive positions, including Senior Vice President, Business Development, at Cubist Pharmaceuticals, Inc., a biopharmaceutical company, from 2014 to 2015, Vice President, Business Development from 2012 to 2013 and Senior Director, Business Development from 2009 to 2012. Ms. Thistle currently serves on the board of directors of Alaunos Therapeutics, Inc. (NASDAQ: TCRT), Entrada Therapeutics, Inc. (NASDAQ: TRDA) and Homology Medicines, Inc. (NASDAQ: FIXX) as well as the boards of two private companies. Ms. Thistle holds a BS in Accounting from the University of Massachusetts, Boston. We believe that Ms. Thistle is qualified to serve on our board of directors due to her finance background and industry experience.

Suzanne Bruhn, PhD, has served as a member of our board of directors since July 2022. Dr. Bruhn has more than 20 years of biopharmaceutical experience and a proven track record in developing and commercializing therapies for the treatment of serious diseases with significant unmet need. She is currently President and Chief Executive Officer of Tiaki Therapeutics. Prior to that, she served as President and Chief Executive Officer at Proclara Biosciences from April 2017 to September 2018, where she led the clinical-stage company’s evolution into orphan diseases, and served as President and Chief Executive Officer at Promedior from May 2012 to November 2015, where she negotiated an option deal with Bristol Myers Squibb to acquire the company. Previously, Dr. Bruhn held multiple leadership roles in global regulatory affairs, strategic planning, and program management at Shire Human Genetic Therapies (formerly Transkaryotic Therapies) from 1998 to 2012 and Cytotherapeutics from 1996 to 1998. Dr. Bruhn currently serves on the Board of Directors of Pliant Therapeutics (NASDAQ: PLRX), Travere Therapeutics (NASDAQ: TVTX), and MindMed (NASDAQ: MNMD). Dr. Bruhn previously served on the Boards of Directors of Aeglea Biotherapeutics (NASDAQ: AGLE) from February 2017 to August 2020, Avalo Therapeutics (NASDAQ: AVTX) from April 2020 to November 2021, Novelion Therapeutics (NASDAQ: NVLN) from October 2017 to January 2020, and Raptor Pharmaceuticals (NASDAQ: RPTP) from April 2011 to October 2016. She holds a Bachelor of Science with distinction in chemistry from Iowa State University of Science and Technology, a Ph.D. in chemistry from Massachusetts Institute of Technology and was a postdoctoral research fellow in the Department of Genetics at Harvard Medical School. We believe Dr. Bruhn’s extensive leadership, executive, managerial and business experience with life sciences companies, including experience in developing and commercializing therapies for the treatment of serious diseases qualifies her to serve on our board of directors.

Stefan Vitorovic, MS, MBA, has served as a member of our board of directors since August 2021. Mr. Vitorovic is the co-founder and Managing Director of Vida Ventures, a role he has served in since January 2017. Prior to founding Vida Ventures, Mr. Vitorovic was an investment professional at Third Rock Ventures, an early-stage life sciences venture capital firm, from July 2014 to January 2017. At Third Rock, he was part of the founding team of Decibel Therapeutics, Inc., a hearing-focused drug discovery and development platform company. Before Third Rock, he was an investor at TPG Capital from August 2012 to June 2014, where he focused on majority, control stakes in healthcare companies. Mr. Vitorovic worked on a variety of equity and debt financings, including Aptalis Pharmaceutical Technologies (now Adare Pharma Solutions) and Biomet, Inc. (now Zimmer Biomet Holdings, Inc. (NYSE: ZBH)). Prior to TPG, Mr. Vitorovic was an investment banker at Credit Suisse’s healthcare banking group from 2004 to 2008. Mr. Vitorovic currently serves on the board of directors of Tectonic Therapeutics and Volastra Therapeutics, Inc. He was previously a board observer of Oyster Point Pharma, Inc. (NASDAQ: OYST), Dyne Therapeutics (NASDAQ: DYN), Sutro Biopharma, Inc. (NASDAQ: STRO) and Volastra Therapeutics, Inc., and a board member of Kyverna Therapeutics, Inc. and Praxis Precision Medicines, Inc. (NASDAQ: PRAX). He received a BS with Honors in Biological Sciences and an MS in Biology from Stanford University, where he conducted biomedical research in the lab of Dr. Helen Blau at Stanford Medical School. Mr. Vitorovic received his MBA from Harvard Business School. We believe Mr. Vitorovic is qualified to serve on our board of directors because of his deep expertise in in life sciences research and investing, as well as his extensive experience in new company formation and operations.

Board Diversity Disclosure

The following table provides certain self-identified personal characteristics of our board members, in accordance with Rule 5605(f) of the Nasdaq listing standards:

Board Diversity Matrix (As of February 28, 2023)
Total Number of Directors	7
Did Not Disclose
	Female	Male	Non-Binary	Gender
Part I: Gender Identity
Directors	4	3	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or American Indian	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	4	3	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	—

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at https://investors.vigilneuro.com/corporategovernance/documents-charters. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each of the audit committee, compensation committee and nominating and corporate governance committee operates under a charter that satisfies the applicable standards of the SEC and Nasdaq. Each such committee reviews its respective charter at least annually. A current copy of the charter for each of the audit committee, compensation committee and nominating and corporate governance committee is posted on the corporate governance section of our website https://investors.vigilneuro.com/corporate-governance/documents-charters.

Audit Committee

Mary Thistle, Suzanne Bruhn, PhD and Gerhard Koenig, PhD serve on the audit committee, which is chaired by Mary Thistle. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined by the rules of the SEC and Nasdaq, and that each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mary Thistle as an “audit committee financial expert,” as defined under the applicable rules of the SEC. During the fiscal year ended December 31, 2022, the audit committee met 4 times. The audit committee’s responsibilities include:

•
appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•
pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•
reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
•
reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•
coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•
establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•
recommending, based upon the audit committee’s review and discussions with management and our independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;
•
monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•
preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•
reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and
•
reviewing quarterly earnings releases.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Compensation Committee

Cheryl Blanchard, PhD, Bruce Booth, D.Phil and Suzanne Bruhn, PhD serve on the compensation committee, which is chaired by Cheryl Blanchard, PhD. Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2022, the compensation committee met 3 times. The compensation committee’s responsibilities include:

•
annually reviewing and approving the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;
•
evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and, based on such evaluation, recommending to the board of directors the compensation of our Chief Executive Officer;
•
determining and approving the compensation of our other executive officers;
•
overseeing our compensation and similar plans;
•
retaining or obtaining the advice of any consulting firm or outside advisor to assist in the evaluation of compensation matters and evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;
•
appointing, overseeing and approving the compensation of any compensation advisors;
•
reviewing and approving the grant of equity-based awards;
•
reviewing and recommending to the board of directors the compensation of our directors; and
•
preparing the compensation committee report required by SEC rules, if and when required, to be included in our Annual Report on Form 10-K or annual proxy statement.

Nominating and Corporate Governance Committee

Cheryl Blanchard, PhD, Bruce Booth, D. Phil and Stefan Vitorovic, MS, MBA serve on the nominating and corporate governance committee, which is chaired by Stefan Vitorovic, MS, MBA. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2022, the nominating and corporate governance committee met 1 time. The nominating and corporate governance committee’s responsibilities include:

•
developing and recommending to the board of directors criteria for board and committee membership;
•
establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•
reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;

•
identifying individuals qualified to become members of the board of directors;
•
recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•
reviewing and recommending to the board of directors appropriate corporate governance guidelines;
•
overseeing the evaluation of our board of directors, its committees and management; and
•
reviewing and discussing with the board of directors corporate succession plans for our Chief Executive Officer and other key officers.
•
overseeing our environmental, social and governance (“ESG”) policies and initiatives.

The nominating and corporate governance committee considers candidates for board of directors membership suggested by its members and the Chief Executive Officer. Additionally, in selecting nominees for directors, the nominating and corporate governance committee will review candidates recommended by stockholders in the same manner and using the same general criteria as candidates recruited by the committee and/or recommended by our board of directors.

Identifying and Evaluating Director Nominees. Our board of directors is responsible for filling vacancies on our board of directors and for nominating candidates for election by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. The board of directors delegates the selection and nomination process to the nominating and corporate governance committee, with the expectation that other members of the board of directors, and of management, will be requested to take part in the process as appropriate.

Generally, the nominating and corporate governance committee identifies candidates for director nominees in consultation with management, through the use of search firms or other advisors, through the recommendations submitted by stockholders or through such other methods as the nominating and corporate governance committee deems to be helpful to identify candidates. Once candidates have been identified, the nominating and corporate governance committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the nominating and corporate governance committee. The nominating and corporate governance committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the nominating and corporate governance committee deems to be appropriate in the evaluation process. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our board of directors. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the board of directors’ approval to fill a vacancy or as director nominees for election to the board of directors by our stockholders each year in the class of directors whose term expires at the relevant annual meeting.

Board Diversity Policies

Our nominating and corporate governance committee Policies and Procedures for Director Candidates, or the Director Guidelines, provide that the value of diversity should be considered in determining director candidates as well as other factors such as a candidate’s character, judgment, skills, education, expertise and absence of conflicts of interest. Our priority in selection of board members is identification of members who will further the interests of our stockholders through their established records of professional accomplishment, their ability to contribute positively to the collaborative culture among board members, and their knowledge of our business and understanding of the competitive landscape in which we operate and adherence to high ethical standards. The nominating and corporate governance committee and the full board of directors are committed to creating a board of directors with diversity, including diversity of expertise, experience, background and gender, and are committed to identifying, recruiting and advancing candidates offering such diversity in future searches.

Board and Committee Meetings Attendance

The full board of directors met 7 times during 2022. During 2022, each member of the board of directors attended in person or participated in 75% or more of the aggregate of (i) the total number of meetings of the board of directors (held during the period for which such person has been a director), and (ii) the total number of meetings held by all committees of the board of directors on which such person served (during the periods that such person served).

Board Leadership Structure and Board’s Role in Risk Oversight

Currently, the role of Chairman of the board is separated from the role of Chief Executive Officer, and we plan to keep these roles separate. We believe that separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the board to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. Our board of directors recognizes the time, effort, and energy that the Chief Executive Officer is required to devote to her position in the current business environment, as well as the commitment required to serve as our chairman, particularly as the board of directors’ oversight responsibilities continue to grow. While our bylaws and our corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate, our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Risk is inherent to every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our financial condition, development and commercialization activities, operations, strategic direction and intellectual property. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The role of the board of directors in overseeing the management of our risks is conducted primarily through committees of the board of directors, as disclosed in the descriptions of each of the committees above and in the charters of each of the committees. The full board of directors (or the appropriate board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. When a board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairman of the relevant committee reports on the discussion to the full board of directors during the committee reports portion of the next board meeting. This enables the board of directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Communication with the Directors of Vigil Neuroscience

Any interested party with concerns about our company may report such concerns to the board of directors or the Chairman of our board of directors and nominating and corporate governance committee, by submitting a written communication to the attention of such director at the following address:

c/o Vigil Neuroscience, Inc.

100 Forge Rd, Suite 700

Watertown, MA 02472

United States

You may submit your concern anonymously or confidentially by postal mail. You may also indicate whether you are a stockholder, customer, supplier or other interested party.

A copy of any such written communication may also be forwarded to Vigil Neuroscience’s legal counsel and a copy of such communication may be retained for a reasonable period of time. The director may discuss the matter with Vigil Neuroscience’ legal counsel, with independent advisors, with non-management directors, or with Vigil Neuroscience’s management, or may take other action or no action as the director determines in good faith, using reasonable judgment and applying his or her own discretion.

Communications may be forwarded to other directors if they relate to important substantive matters and include suggestions or comments that may be important for other directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications.

The audit committee oversees the procedures for the receipt, retention, and treatment of complaints received by Vigil Neuroscience regarding accounting, internal accounting controls, or audit matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting, internal accounting controls or auditing matters. Vigil Neuroscience has also established a toll-free telephone number for the reporting of such activity, which is 1-833-869-0464.

Item 11. Executive Compensation.

This section describes the material elements of compensation awarded to, earned by or paid to our named executive officers in 2022, who were Ivana Magovčević-Liebisch, PhD, JD, our President and Chief Executive Officer, Jennifer

Ziolkowski, CPA, our Chief Financial Officer, and Spyros Papapetropoulos, MD, PhD, our former Chief Medical Officer. These individuals represent our principal executive officer and our next two most highly compensated executive officers in the year ended December 31, 2022. We are an “emerging growth company,” within the meaning of the JOBS Act, and have elected to comply with the reduced compensation disclosure requirements available to emerging growth companies under the JOBS Act. This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place in perspective the data presented in the tables and narrative that follow.

2022 Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Ivana Magovčević-Liebisch, PhD, JD	2022	557,250	—	2,853,614	338,800	12,200	3,761,864
President and Chief Executive Officer	2021	450,000	—	1,911,652	263,250	—	2,624,902
Spyros Papapetropoulos, MD, PhD(1)	2022	438,922	—	764,007	—	12,200	1,215,129
Former Chief Medical Officer	2021	396,935	50,000	533,148	154,805	—	1,134,888
Jennifer Ziolkowski, CPA(2)	2022	418,875	—	1,113,123	186,480	12,200	1,730,678
Chief Financial Officer	2021	312,500	—	957,523	143,045	—	1,413,068
(1)
Dr. Papapetropoulos resigned as Chief Medical Officer and his employment terminated effective as of January 4, 2023.
(2)
Ms. Ziolkowski commenced employment with us on March 1, 2021. Her annual base salary for 2021 was $375,000.
(3)
The amounts reported represent the aggregate grant date fair value of stock option awards granted to our named executive officers during our fiscal years ended December 31, 2022 and December 31, 2021, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting. For performance-based stock options granted in 2021, the value reported for 2021 reflects the value of the award at the grant date based upon the probable outcome of the performance conditions, which is assumed to be the maximum level of achievement. A discussion of the assumptions used in determining grant date fair value may be found in Note 6 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon exercise of the applicable award or sale of the underlying shares of stock.
(4)
The amounts reported represent annual cash incentive bonuses earned by our named executive officers for performance during our fiscal years ended December 31, 2022 and December 31, 2021, which were paid in the first quarter of the following fiscal year. For more information on these bonuses, see the description of the cash incentive bonuses under “Cash Bonuses” below.
(5)
The amounts reported represent Company 401(k) matching contributions.

Narrative to Summary Compensation Table

Our board of directors and compensation committee review compensation annually for our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation at Vigil of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus and long-term incentives.

Our compensation committee is primarily responsible for determining the compensation for our executive officers. Our compensation committee typically reviews and discusses management’s proposed compensation with our Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee then sets the compensation for each executive officer other than the Chief Executive Officer and recommends the compensation for the Chief Executive Officer to our board of directors for approval. Our board of directors discusses the compensation committee’s recommendation and ultimately approves the compensation of our Chief executive officer without members of management present.

Our compensation committee requires that its compensation consultants be independent of Company management and performs an annual assessment of the compensation consultants’ independence to determine whether the consultants are independent. In 2022, the compensation committee retained the services of Aon’s Human Capital Solutions practice, a division of Aon plc, or Aon, as its external independent compensation consultant. During 2022, Aon did not provide services to us other than the services to our compensation committee described herein. Based on its evaluation, our compensation committee has determined that Aon is independent and that its work has not raised any conflict of interests.

Base Salaries

Our named executive officers each receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries are reviewed annually, typically in connection with our annual performance review process, approved by our board of directors or the compensation committee of the board of directors, and may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

The annual base salaries for each of our named executive officers for the fiscal year ended December 31, 2022 are set forth in the table below:

Name	Annual Base Salary
Ivana Magovčević-Liebisch	$560,000
Spyros Papapetropoulos	$440,000
Jennifer Ziolkowski	$420,000

Cash Bonuses

For the fiscal year ended December 31, 2022, each of the named executive officers was eligible to earn an annual cash bonus based on the achievement of certain corporate performance milestones and individual performance. The target annual bonus for each of our named executive officers for the fiscal year ended December 31, 2022 was equal to the percentage of the executive’s respective annual base salary specified below:

Name	Target Bonus Percentage
Ivana Magovčević-Liebisch	55%
Spyros Papapetropoulos	40%
Jennifer Ziolkowski	40%

Each named executive officer’s annual cash bonus is determined by reference to the achievement of pre-determined corporate, research and development, clinical and regulatory, as well as chemistry manufacturing and controls goals, which are weighted at 80%, and individual performance goals, which are weighted at 20%. Following review and determination of corporate performance for 2022, the board of directors determined that the corporate performance goals were achieved at 110% of target and that the individual performance goals were met at 100% of target for each of the named executive officers other than Ms. Ziolkowski’s whose individual performance goals were met at 115% of target. The annual cash bonus paid to each of our named executive officers for the fiscal year ended December 31, 2022 is set forth in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. Dr. Papapetropoulos did not receive an annual cash bonus for 2022 because he resigned prior to payment of the 2022 annual cash bonuses.

Equity-Based Compensation

We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants promote executive retention because they incentivize our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors or our compensation committee periodically reviews the equity incentive compensation of our named executive officers and may grant equity incentive awards to them from time to time. In furtherance of these goals, in 2022 each of our named executive officers was granted stock option awards. For additional information regarding outstanding equity awards held by our named executive officers as of December 31, 2022, see the “Outstanding Equity Awards at 2022 Fiscal Year End” table below.

401(k) Plan

We maintain a retirement savings plan, or 401(k) plan, that is intended to qualify for favorable tax treatment under Section 401(a) of the Internal Revenue Code, and contains a deferral feature that is intended to meet the requirements of Section 401(k) of the Code. U.S. employees who are at least 21 years of age are generally eligible to participate in the 401(k) plan, subject to certain criteria. Participants may make pre-tax and certain after-tax (Roth) salary deferral contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. Participant contributions are held in trust as required by law. An employee’s interest in his or her salary deferral contributions is 100% vested when contributed. We provide matching contributions to the 401(k) Plan in an amount equal to 100% of each participant’s pre-tax contribution up to a maximum of 4% of the participant’s annual eligible cash compensation, subject to certain other limits.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table lists all outstanding equity awards held by our named executive officers as of December 31, 2022.

			Option Awards(1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Ivana Magovčević-Liebisch	223,149	(3)	146,202	(3)	—	1.89	11/18/2030	—		—
	77,034	(4)	133,595	(4)	—	1.89	11/18/2030	—		—
	—		—		—	—	—	63,856	(5)	798,200
	135,164	(6)	270,330	(6)	—	6.02	8/18/2031	—		—
	12,620	(7)	30,651	(7)	—	9.57	10/13/2031	—		—
	52,875	(8)	229,125	(8)		16.13	3/1/2032	—		—
Spyros Papapetropoulos(9)	84,021	(10)	65,583	(10)	—	1.89	11/18/2030	—		—
	23,422	(11)	39,037	(11)	—	3.78	6/3/2031	—		—
	19,668	(6)	39,338	(6)	—	6.02	8/18/2031	—		—
	6,310	(7)	15,325	(7)	—	9.57	10/13/2031	—		—
	14,156	(8)	61,344	(8)	—	16.13	3/1/2032	—		—
Jennifer Ziolkowski	18,738	(11)	31,230	(11)	—	3.78	6/3/2031	—		—
	52,466	(12)	67,457	(12)	—	3.78	6/3/2031	—		—
	32,017	(6)	64,034	(6)	—	6.02	8/18/2031	—		—
	6,310	(7)	15,325	(7)	—	9.57	10/13/2021	—		—
	20,625	(8)	89,375	(8)		16.13	3/1/2032	—		—
(1)
Each award granted prior to 2022 was granted under the Vigil Neuroscience, Inc. 2020 Equity Incentive Plan, or the 2020 Plan, and each award granted in 2022 was granted under the Vigil Neuroscience, Inc. 2021 Stock Option and Incentive Plan, or the 2021 Plan.
(2)
Represents the fair market value of the shares that were unvested as of December 30, 2022, the last trading day of fiscal year 2022, based on the closing market price of our common stock on such date of $12.50.
(3)
Represents an option to purchase shares of our common stock granted on November 19, 2020. The shares underlying this option vest as follows: 25% of the shares vested on July 10, 2021 and the remainder vest in 36 equal monthly installments thereafter, subject to the executive’s Continued Service (as defined in the 2020 Plan) through the applicable vesting date.
(4)
Represents an option to purchase shares of our common stock granted on November 19, 2020. The shares underlying this option vest in equal monthly installments over 48 months, subject to the achievement of certain performance conditions by October 31, 2021. The performance conditions were achieved on May 28, 2021, and the shares underlying this option vest in equal monthly installments over 48 months following such date, subject to the executive’s Continued Service through the applicable vesting date.
(5)
Represents restricted shares granted on July 8, 2020. The shares vest in equal monthly installments over 48 months commencing on May 1, 2020, in each case, subject to the executive’s Continued Service through the applicable vesting date.
(6)
Represents an option to purchase shares of our common stock granted on August 19, 2021. The shares underlying this option vest in equal monthly installments over 48 months following August 13, 2021, subject to the executive’s Continued Service through the applicable vesting date.
(7)
Represents an option to purchase shares of our common stock granted on October 14, 2021. The shares underlying this option vest in equal monthly installments over 48 months following October 14, 2021, subject to the executive’s Continued Service through the applicable vesting date.

(8)
Represents an option to purchase shares of our common stock granted on March 1, 2022. The shares underlying this option vest in equal monthly installments over 48 months following April 1, 2022, subject to the executive’s continued Service Relationship (as defined in the 2021 Plan) through the applicable vesting date.
(9)
Dr. Papapetropoulos resigned as Chief Medical Officer effective January 4, 2023 and all of his unvested equity awards were forfeited upon his resignation.
(10)
Represents an option to purchase shares of our common stock granted on November 19, 2020. The shares underlying this option vest as follows: 25% of the shares vested on September 14, 2021 and the remainder vest in 36 equal monthly installments thereafter, subject to the executive’s Continued Service through the applicable vesting date.
(11)
Represents an option to purchase shares of our common stock granted on June 4, 2021. The shares underlying this option vests as follows: 25% of the shares vested on June 1, 2022 and the remainder vest in 36 equal monthly installments thereafter, subject to the executive’s Continued Service through the applicable vesting date.
(12)
Represents an option to purchase shares of our common stock granted on June 4, 2021. The shares underlying this option vest as follows: 25% of the shares vested on March 1, 2022 and the remainder vest in 36 equal monthly installments thereafter, subject to the executive’s Continued Service through the applicable vesting date.

Employment Arrangements with our Named Executive Officers

Effective upon the closing of our initial public offering, or IPO, on January 11, 2022, we entered into employment agreements with each of our named executive officers that replaced their offer letters and provide for specified payments and benefits in connection with a termination of employment in certain circumstances. The material terms of the employment agreements we entered into with our named executive officers are summarized below.

Ivana Magovčević-Liebisch

Pursuant to the employment agreement with Dr. Magovčević-Liebisch, or the CEO Agreement, Dr. Magovčević-Liebisch’s current annual base salary is $585,000, which is subject to periodic review and adjustment, and she is eligible to earn an annual bonus with a target amount equal to 55% of her base salary. Dr. Magovčević-Liebisch is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Pursuant to the CEO Agreement, if Dr. Magovčević-Liebisch’s employment is terminated by us without Cause or by Dr. Magovčević-Liebisch for Good Reason outside of the Change in Control Period (as such terms are defined in the CEO Agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, then Dr. Magovčević-Liebisch will be entitled to (i) 12 months of continuation of her then-current base salary; (ii) 50% acceleration of any unvested Founders Shares (as defined in the CEO Agreement) and accelerated vesting of all stock options and other stock-based awards subject solely to time-based vesting held by Dr. Magovčević-Liebisch that would have vested during the 12 month period following such termination; and (iii) subject to Dr. Magovčević-Liebisch’s copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, payment of the portion of the premiums equal to the amount that we would have paid to provide health insurance to Dr. Magovčević-Liebisch had she remained employed with us until the earliest of (A) 12 months following termination, (B) Dr. Magovčević-Liebisch’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of Dr. Magovčević-Liebisch’s COBRA health continuation period.

If Dr. Magovčević-Liebisch’s employment is terminated by us without Cause or by Dr. Magovčević-Liebisch for Good Reason within the Change in Control Period then, subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, Dr. Magovčević-Liebisch will be entitled to (i) a lump sum cash payment equal to 1.5 times the sum of her then-current base salary (or her base salary in effect immediately prior to the Change in Control (as defined in the CEO Agreement), if higher) and her target bonus for the then-current year (or her target bonus in effect immediately prior to the Change in Control, if higher), (ii) full acceleration of all stock options and other stock-based awards subject solely to time-based vesting held by Dr. Magovčević-Liebisch, and (iii) subject to Dr. Magovčević-Liebisch’s copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, payment of the portion of the premiums equal to the amount that we would have paid to provide health insurance to Dr. Magovčević-Liebisch had she remained employed with us until the earliest of (A) 18 months following termination, (B) Dr. Magovčević-Liebisch’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of Dr. Magovčević-Liebisch’s COBRA health continuation period. In addition, the CEO Agreement provides for full acceleration upon a Change in Control of all stock options and other stock-based awards held by Dr. Magovčević-Liebisch as of the effective date of the CEO Agreement that are subject solely to time-based vesting. If the payments or benefits payable to Dr. Magovčević-Liebisch in connection with a change in control would be subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to Dr. Magovčević-Liebisch.

Dr. Magovčević-Liebisch’s post-employment restrictive covenants obligations pursuant to the Restrictive Covenants Agreement (as defined in the CEO Agreement) have been preserved.

Spyridon (Spyros) Papapetropoulos

Dr. Papapetropoulos resigned as Chief Medical Officer and his employment terminated effective January 4, 2023. Prior to his resignation, we were party to an employment agreement with Dr. Papapetropoulos, or the CMO Agreement.

Pursuant to the CMO Agreement, if Dr. Papapetropoulos’ employment was terminated by us without Cause or by Dr. Papapetropoulos for Good Reason outside of the Change in Control Period (as such terms are defined in the CMO Agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, then Dr. Papapetropoulos would have been entitled to (i) nine months of continuation of his then-current base salary and a pro-rated portion of his target bonus for the calendar year in which the termination occurred and (ii) subject to Dr. Papapetropoulos’ copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, payment of the portion of the premiums equal to the amount that we would have paid to provide health insurance to Dr. Papapetropoulos had he remained employed with us until the earliest of (A) nine months following termination, (B) Dr. Papapetropoulos’ eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of Dr. Papapetropoulos’ COBRA health continuation period.

If Dr. Papapetropoulos’ employment was terminated by us without Cause or by Dr. Papapetropoulos for Good Reason within the Change in Control Period then, subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, Dr. Papapetropoulos would have been entitled to (i) a lump sum cash payment equal to 1.0 times the sum of his then-current base salary (or his base salary in effect immediately prior to the Change in Control (as defined in the CMO Agreement), if higher) and his target bonus for the then-current year (or his target bonus in effect immediately prior to the Change in Control, if higher), (ii) full acceleration of all time-based stock options and other time-based stock awards held by Dr. Papapetropoulos, and (iii) subject to Dr. Papapetropoulos’ copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, payment of the portion of the premiums equal to the amount that we would have paid to provide health insurance to Dr. Papapetropoulos had he remained employed with us until the earliest of (A) 12 months following termination, (B) Dr. Papapetropoulos’ eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of Dr. Papapetropoulos’ COBRA health continuation period. If the payments or benefits payable to Dr. Papapetropoulos in connection with a change in control would have been subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits would have been reduced if such reduction would result in a higher net after-tax benefit to Dr. Papapetropoulos.

Dr. Papapetropoulos’ post-employment restrictive covenants obligations pursuant to the Restrictive Covenants Agreement (as defined in the CMO Agreement) were preserved.

Jennifer Ziolkowski

Pursuant to the employment agreement with Ms. Ziolkowski, or CFO Agreement, Ms. Ziolkowski’s current annual base salary is $445,000, which is subject to periodic review and adjustment, and she is eligible to earn an annual bonus with a target amount equal to 40% of her base salary. Ms. Ziolkowski is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Pursuant to the CFO Agreement, if Ms. Ziolkowski’s employment is terminated by us without Cause or by Ms. Ziolkowski for Good Reason outside of the Change in Control Period (as such terms are defined in the CFO Agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, then Ms. Ziolkowski will be entitled to (i) nine months of continuation of her then-current base salary and a pro-rated portion of her target bonus for the calendar year in which the termination occurs and (ii) subject to Ms. Ziolkowski’s copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, payment of the portion of the premiums equal to the amount that we would have paid to provide health insurance to Ms. Ziolkowski had she remained employed with us until the earliest of (A) nine months following termination, (B) Ms. Ziolkowski’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of Ms. Ziolkowski’s COBRA health continuation period.

If Ms. Ziolkowski’s employment is terminated by us without Cause or by Ms. Ziolkowski for Good Reason within the Change in Control Period then, subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, Ms. Ziolkowski will be entitled to (i) a lump sum cash payment equal to 1.0 times the sum of her then-current base salary (or her base salary in effect immediately prior to the Change in Control (as defined in the CFO Agreement), if higher) and her target bonus for the then-current year (or her target bonus in effect immediately prior to the Change in Control, if higher), (ii) full acceleration of all time-based stock options and other time-based stock awards held by Ms. Ziolkowski, and (iii) subject to Ms. Ziolkowski’s copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, payment of the portion of the premiums equal to the amount that we would have paid to provide health insurance to Ms. Ziolkowski had she remained employed with us until the earliest of (A) 12 months following termination, (B) Ms. Ziolkowski’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of Ms. Ziolkowski’s COBRA health continuation period. If the payments or benefits payable to Ms. Ziolkowski in connection with a change in control would be subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to Ms. Ziolkowski.

Ms. Ziolkowski’s post-employment restrictive covenants obligations pursuant to the Restrictive Covenants Agreement (as defined in the CFO Agreement) have been preserved.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. Our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Director Compensation

The table below shows all compensation earned by or paid to our non-employee directors during 2022. Other than as set forth below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of our non-employee members of our board of directors in 2022. Ivana Magovčević-Liebisch, PhD, JD, our Chief Executive Officer, does not receive any compensation for her services as director and, consequently, is not included in this table. The compensation received by Dr. Magovčević-Liebisch during 2022 is set forth in the section of this Annual Report on Form 10-K captioned “Executive Compensation —Summary Compensation Table.”

Name	Fees Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Cheryl Blanchard, PhD(2)	347	72,008	72,355
Bruce Booth, PhD(3)	—	96,665	96,665
Suzanne Bruhn, PhD(4)	16,827	107,027	123,854
Shaan Gandhi, MD, PhD, MBA(5)	2,840	—	2,840
Gerhard Koenig, PhD(6)	347	65,593	65,940
Mary Thistle(7)	37,843	128,214	166,057
Clay Thorp(8)	21,421	—	21,421
Stefan Vitorovic(9)	42,403	23,685	66,088
(1)
The amounts reported represent the aggregate grant date fair value of the stock option awards granted to our directors during 2022, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting. A discussion of the assumptions used in determining grant date fair value may be found in Note 6 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. The amounts reported in this column reflect the accounting cost for these stock option awards and do not correspond to the actual economic value that may be received by our directors upon the exercise of the stock option awards or any sale of the underlying shares.
(2)
Effective as of the date of the IPO, Dr. Blanchard elected to receive 100% of her compensation for service on the board of directors in 2022 in the form of an option to purchase common stock. The amount reported in the Fees Paid in Cash column represent cash fees paid to Dr. Blanchard for service on the board of directors prior to the IPO. Prior to the IPO, Dr. Blanchard was entitled to receive an annual retainer fee of $25,000 for her service on the board of directors. As of December 31, 2022, Dr. Blanchard held options to purchase an aggregate of 78,846 shares of common stock.
(3)
Effective as of the date of the IPO, Dr. Booth elected to receive 100% of his compensation for service on the board of directors in 2022 in the form of an option to purchase common stock. Prior to the IPO, Dr. Booth was not entitled to compensation for his service on the board of directors. As of December 31, 2022, Dr. Booth held options to purchase an aggregate of 19,732 shares of common stock.
(4)
Dr. Bruhn was appointed to the board of directors on July 27, 2022. As of December 31, 2022, Dr. Bruhn held options to purchase an aggregate of 24,310 shares of common stock.
(5)
Dr. Gandhi resigned as a member of the board of directors effective February 10, 2023. Pursuant to the policies of Northpond Ventures, Dr. Gandhi waived his director fees for the portion of 2022 during which he was employed by Northpond Ventures. As of December 31, 2022, Dr. Gandhi did not hold any outstanding equity awards.
(6)
Effective as of the date of the IPO, Dr. Koenig elected to receive 100% of his compensation for service on the board of directors in 2022 in the form of an option to purchase common stock. The amount reported in the Fees Paid in Cash column represent cash fees paid to Dr. Koenig for service on the board of directors prior to the IPO. Prior to the IPO, Dr. Koenig was entitled to receive an annual retainer fee of $25,000 for his service on the board of directors. As of December 31, 2022, Dr. Koenig held options to purchase an aggregate of 78,179 shares of common stock.
(7)
Ms. Thistle was appointed to the board of directors on April 18, 2022. As of December 31, 20221, Ms. Thistle held options to purchase an aggregate of 36,464 shares of common stock.
(8)
Mr. Thorp resigned as a member of the board of directors effective June 9, 2022. Prior to the IPO, Mr. Thorp was not entitled to compensation for his service on the board of directors.
(9)
As of December 31, 2022, Mr. Vitorovic held options to purchase an aggregate of 12,155 shares of common stock.

On November 16, 2021, our board of directors adopted the non-employee director compensation policy that became effective upon the effectiveness of our IPO on January 6, 2022, and is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, we pay our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of each committee receives a higher retainer for such service. The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

Annual Retainer
Board of Directors:
Members	$35,000
Additional retainer for non-executive chair	$30,000
Audit Committee:
Members (other than chair)	$7,500
Retainer for chair	$15,000
Compensation Committee:
Members (other than chair)	$5,000
Retainer for chair	$10,000
Nominating and Corporate Governance Committee:
Members (other than chair)	$4,000
Retainer for chair	$8,000

Each non-employee director may elect to receive the entirety (but not a portion) of the cash retainer in the form of a stock option to purchase common stock of the Company with an aggregate value equal to the amount of the cash retainer to be received by such non-employee director, referred to as the “Retainer Grant”. Such Retainer Grant vests in four equal quarterly installments commencing on the date of grant, subject to the director’s continued service with the Company through each applicable vesting date.

In addition, the non-employee director compensation policy provides that, upon initial election to our board of directors, each non-employee director will be granted a stock option award to purchase a number of shares equal to 0.086% of the number of shares of our common stock outstanding on the grant date, referred to as the “Initial Grant”, subject to the maximum annual compensation limits set forth in the policy and such other limits as may be set forth in our 2021 Plan. Initial Grants vest in equal monthly installments over three years from the date of grant, subject to continued service through the applicable vesting date. Furthermore, on the date of each annual meeting of stockholders, each non-employee director who continues as a non-employee director following such meeting will be granted a stock option to purchase a number of shares equal to 0.043% of the number of shares of our common stock outstanding on the grant date, referred to as the “Annual Grant”, subject to the maximum annual compensation limits set forth in the policy and such other limits as may be set forth in the 2021 Plan. Annual Grants vest in full upon the earlier of (i) the first anniversary of the date of grant or (ii) the date of the next Annual Meeting, subject to continued service through the applicable vesting date. All outstanding Retainer Grants, Initial Grants and Annual

Grants will become fully vested and exercisable upon the effective time of a Sale Event (as such term is defined in the 2021 Plan).

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred by our non-employee directors in connection with attending our meetings of the board of directors and committees thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders(1)(2)	4,440,811	$7.12	1,969,036
Equity compensation plans not approved by security holders	-	-	-
Total	4,440,811	$7.12	1,969,036
(1)
Includes the following plans: our 2020 Plan, our 2021 Plan and our 2021 Employee Stock Purchase Plan, or the 2021 ESPP.
(2)
As of December 31, 2022, a total of 1,682,909 shares of our common stock have been reserved for issuance pursuant to the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by 5% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Administrator (as such term is defined in the 2021 Plan). This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the 2021 Plan and the 2020 Plan will be added back to the shares of common stock available for issuance under the 2021 Plan. We no longer make grants under the 2020 Plan. As of December 31, 2022, a total of 286,127 shares of our common stock have been reserved for issuance pursuant to the 2021 ESPP. The 2021 ESPP provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2023, by the least of 286,127 shares of our common stock, 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Administrator (as such term is defined in the 2021 ESPP). This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of February 28, 2023 by:

•
each of our directors;
•
each of our named executive officers;
•
all of our directors and executive officers as a group; and
•
each person, or group of affiliated persons, who is known by us to beneficially owner of greater than-5.0% of our common stock.

The column entitled “Shares Beneficially Owned” is based on a total of 35,641,811 shares of our common stock outstanding as of February 28, 2023.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 2023 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Vigil Neuroscience, Inc., 100 Forge Rd, Suite 700, Watertown, MA 02472.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater-than-five Percent Stockholders:
Entities affiliated with Atlas Venture(1)	5,836,874	16.38%
Entities affiliated with Vida Ventures(2)	5,015,929	14.07%
Entities affiliated with Northpond Ventures(3)	4,214,498	11.82%
Amgen Inc.(4)	3,206,281	9.00%
Entities affiliated with Deep Track(5)	2,104,174	5.90%
Entities affiliated with Invus(6)	2,243,352	6.29%
Entities affiliated with Citadel(7)	2,163,916	6.07%
Entities affiliated with Deerfield(8)	2,052,010	5.76%
Entities affiliated with BVF(9)	1,813,633	5.09%
Named Executive Officers and Directors:
Ivana Magovčević-Liebisch, PhD, JD, Chief Executive Officer and Director(10)	815,290	2.25%
Jennifer Ziolkowski, CPA, Chief Financial Officer(11)	167,286	*
Spyros Papapetropoulos, MD, PhD, Former Chief Medical Officer(12)	149,440	*
Bruce Booth, D.Phil, Chairman(1)(13)	5,844,451	16.39%
Cheryl Renee Blanchard, PhD, Director(14)	35,398	*
Gerhard Koenig, PhD, Director(15)	40,299	*
Stefan Vitorovic, MS, MBA, Director(2)	5,015,929	14.07%
Suzanne Bruhn, PhD(16)	6,077	*
Mary Thistle(17)	8,103	*
All executive officers and directors as a group (12 persons)(18)	12,221,306	33.22%

* Represents beneficial ownership of less than one percent.

(1)
Information herein is based on a Form 4 filed with the SEC on January 11, 2022 by Atlas Venture Opportunity Fund I, L.P., Atlas Venture Associates Opportunity I, L.P., Atlas Venture Associates Opportunity I, LLC, Atlas Venture Fund XII, L.P. and Atlas Venture Associates XII, LLC. Consists of (i) 4,808,896 shares of common stock held by Atlas Venture Fund XII, L.P., or Atlas Fund XII, and (ii) 1,027,978 shares of common stock held by Atlas Venture Opportunity Fund I, L.P., or AVAO I. Atlas Venture Associates XII, L.P., or AVA XII LP, is the general partner of Atlas Fund XII. Atlas Venture Associates XII, LLC, or AVA XII LLC, is the general partner of AVA XII LP. Bruce Booth is a member of AVA XII LLC. Each of AVA XII LP, AVA XII LLC and Dr. Booth may be deemed to beneficially own the shares held by Atlas Fund XII. Each of AVA XII LP, AVA XII LLC and Dr. Booth expressly disclaim beneficial ownership of the securities owned by Atlas Fund XII, except to the extent of its pecuniary interest therein, if any. Atlas Venture Associates Opportunity I, L.P., or AVAO LP, is the general partner of AVAO I. Atlas Venture Associates Opportunity I, LLC, or AVAO LLC, is the general partner of AVAO LP. Dr. Booth is a member of AVAO LLC. Each of AVAO LP, AVAO LLC and Dr. Booth may be deemed to beneficially own the shares held by AVAO I. Each of AVAO LP, AVAO LLC and Dr. Booth expressly disclaim beneficial ownership of the securities owned by AVAO I, except to the extent of its or his pecuniary interest therein, if any. The address for each of these entities and individuals is 300 Technology Square, 8th Floor, Cambridge, MA 02139.
(2)
Information herein is based on a Schedule 13D filed with the SEC on February 10, 2023 by Vida Ventures GP III, L.L.C., Vida Ventures III-A, L.P., Vida Ventures III, L.P., and Stefan Vitorovic. Consists of (i) 11,536 shares of common stock held by Vida Ventures III-A, L.P. and (ii) 5,004,393 shares of common stock held by Vida Ventures III, L.P. Vida Ventures III-A, L.P. and Vida Ventures III, L.P. are collectively referred to as the “Vida Funds.” Vida Ventures GP III, L.L.C., or Vida GP, is the general partner of each of the Vida Funds. Mr. Vitorovic, a member of our board of directors, is a managing member of Vida GP. Each of Vida GP and Mr. Vitorovic may be deemed to have voting and dispositive power with respect to the shares owned by the Vida Funds. Each of Vida

GP and Mr. Vitorovic disclaims beneficial ownership of such shares, except to the extent of their respective pecuniary interests therein. The address for each of these entities and individuals is 40 Broad Street, Suite 201, Boston, MA 02109.
(3)
Information herein is based on a Schedule 13D/A filed with the SEC on December 16, 2022 by Northpond Ventures GP, LLC, Northpond Ventures, LP, Northpond Ventures GP II, LLC, Northpond Ventures II, LP and Michael Rubin. Consists of (i) 2,831,520 shares of common stock held by Northpond Ventures, LP and (ii) 1,382,978 shares of common stock held by Northpond Ventures II, LP. The general partner of Northpond Ventures, LP is Northpond Ventures GP, LLC, or Northpond GP. The general partner of Northpond Ventures II, LP is Northpond Ventures II GP, LLC, or Northpond II GP. Michael P. Rubin is the managing member of Northpond GP and Northpond II GP. Each of Northpond GP and Michael Rubin may be deemed to beneficially own the shares held by Northpond Ventures, LP, and each of Northpond II GP and Michael Rubin may be deemed to beneficially own the shares held by Northpond II GP. The address for each of these entities is 7500 Old Georgetown Rd, Suite 850, Bethesda, MD 20814.
(4)
Information herein is based on a Form 4 filed with the SEC on January 11, 2022 by Amgen, Inc. Consists of 3,206,281 shares of common stock held by Amgen Inc. The address of Amgen Inc. is One Amgen Center Drive, Thousand Oaks, CA 91320.
(5)
Information herein is based on a 13F filed with the SEC on February 14, 2023 by Deep Track Capital, LP. The address of Deep Track Capital, L.P. is 200 Greenwich Avenue, 3rd Floor, Greenwich, CT 06830.
(6)
Information herein is based on Schedule 13G/A filed with the SEC on or about February 10, 2023 by Invus Public Equities, L.P.. (“Invus Public Equities”), Invus Public Equities Advisors, LLC (“Invus PE Advisors”), Artal International S.C.A. (“Artal International”), Artal International Management S.A. (“Artal International Management”), Artal Group S.A. (“Artal Group”), Westend S.A. (“Westend”), Stichting Administratiekantoor Westend (the “Stichting”), and Mr. Amaury Wittouck (collectively the “Reporting Persons”). Based on information contained in the Schedule 13G/A, Invus Public Equities directly held 2,243,352 Shares. Invus PE Advisors, as the general partner of Invus Public Equities, controls Invus Public Equities and, accordingly, may be deemed to beneficially own the Shares held by Invus Public Equities. The Geneva branch of Artal International, as the managing member of Invus PE Advisors, controls Invus PE Advisors and, accordingly, may be deemed to beneficially own the Shares that Invus PE Advisors may be deemed to beneficially own. Artal International Management, as the managing partner of Artal International, controls Artal International and, accordingly, may be deemed to beneficially own the Shares that Artal International may be deemed to beneficially own. Artal Group, as the sole stockholder of Artal International Management, controls Artal International Management and, accordingly, may be deemed to beneficially own the Shares that Artal International Management may be deemed to beneficially own. Westend, as the parent company of Artal Group, controls Artal Group and, accordingly, may be deemed to beneficially own the Shares that Artal Group may be deemed to beneficially own. The Stichting, as the majority stockholder of Westend, controls Westend and, accordingly, may be deemed to beneficially own the Shares that Westend may be deemed to beneficially own. Mr. Wittouck, as the sole member of the board of the Stichting, controls the Stichting and, accordingly, may be deemed to beneficially own the Shares that the Stichting may be deemed to beneficially own. The address for the Reporting Persons is 750 Lexington Avenue, 30th Floor, New York, NY 10022.
(7)
Information herein is based on Schedule 13G/A filed with the SEC on or about February 14, 2023 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Reporting Persons”), with respect to the Shares of the above-named issuer owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Based on information contained in the Schedule 13G/A, (i) Citadel Advisors, CAH and CGP may be deemed to beneficially own 2,161,796 shares of common stock, (ii) Citadel Securities may be deemed to beneficially own 2,120 shares of common stock, (iii) CALC4 and CSGP may be deemed to beneficially own 2,120 shares of common stock, and (iv) Mr. Griffin may be deemed to beneficially own 2,163,916 shares of common stock. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address for each of the Reporting Persons is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.
(8)
Information herein is based on a 13G/A filed with the SEC on February 10, 2023 by Deerfield Mgmt, L.P., Deerfield Management Company, L.P., Deerfield Partners, L.P., and James E. Flynn. Consists of 2,052,010 shares of common stock held by Deerfield Mgmt, L.P., Deerfield Management Company, L.P., Deerfield Partners, L.P., and James E. Flynn. The address for each of these entities and individuals is 345 Park Avenue South, 12th Floor, New York, NY 10010.

(9)
Information herein is based on our Form S-1 filed with the SEC on September 30, 2022. The address for the BVF entities is 44 Montgomery St, 40th Floor, San Francisco, CA 94104.
(10)
Consists of (i) 203,687 shares of common stock held by Dr. Magovčević-Liebisch and (ii) 1,329,135 shares subject to options held by Dr. Magovčević-Liebisch, of which 611,603 are vested and exercisable within 60 days of February 28, 2023.
(11)
Consists of (i) 4,000 shares of common stock held by Ms. Ziolkowski and (ii) 397,577 shares subject to options held by Ms. Ziolkowski, of which 163,286 are vested and exercisable within 60 days of February 28, 2023.
(12)
Consists of (i) 4,000 shares of common stock held by Dr. Papapetropoulos and (ii) 145,440 shares subject to options held by Dr. Papapetropoulos, of which 145,440 are vested and exercisable within 60 days of February 28, 2023.
(13)
Consists of 19,732 shares subject to options held by Dr. Booth, of which 7,577 are vested and exercisable within 60 days of February 28, 2023. Also consists of: (i) 4,808,896 shares of common stock held by Atlas Venture Fund XII, L.P., or Atlas Fund XII, and (ii) 1,027,978 shares of common stock held by Atlas Venture Opportunity Fund I, L.P., or AVAO I.
(14)
Consists of 78,846 shares subject to options held by Dr. Blanchard, of which 35,398 are vested and exercisable within 60 days of February 28, 2023.
(15)
Consists of 78,179 shares subject to options held by Dr. Koenig, of which 40,299 are vested and exercisable within 60 days of February 28, 2023.
(16)
Consists of 24,310 shares subject to options held by Dr. Bruhn, of which 6,077 are vested and exercisable within 60 days of February 28, 2023.
(17)
Consists of 36,464 shares subject to options held by Ms. Thistle, of which 8,103 are vested and exercisable within 60 days of February 28, 2023.
(18)
See notes (10) through (17) above; also includes 1,500 shares of common stock and options to purchase 258,019 shares of common stock held by Evan A. Thackaberry, the Company's SVP, Head of Early Development, of which 97,387 are exercisable within 60 days of February 28, 2023; also includes 4,000 shares of common stock and options to purchase 235,000 shares of common stock held by Christopher Verni, the Company's General Counsel, of which 37,500 are exercisable within 60 days of February 28, 2023, and options to purchase 267,000 shares of common stock held by David Gray, the Company's Chief Science Officer, of which 0 is exercisable within 60 days of February 28, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Director Compensation” in this Annual Report on Form 10-K and the transactions described below, since January 1, 2022, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2021 and 2022) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Participation in our IPO

Our existing stockholders, including certain affiliates of our directors, purchased an aggregate of 6,315,500 shares of our common stock in our initial public offering in January 2022, or IPO, at the initial public offering price. The following table sets forth the number of shares of our common stock purchased by directors, executive officers and 5% stockholders and their affiliates and the aggregate purchase price paid for such shares.

	Shares of	Total
	Common	Purchase
Stockholder	Stock	Price
Entities affiliated with Atlas Ventures(1)	535,000	$7,490,000
Entities affiliated with Northpond Ventures(2)	355,000	$4,970,000
Entities affiliated with Vida Ventures(3)	1,675,000	$23,450,000
Entities affiliated with Hatteras(4)	265,000	$3,710,000
Entities affiliated with Citadel	1,215,000	$17,010,000
(1)
Entities affiliated with Atlas Venture hold five percent or more of our capital stock. Dr. Booth is a partner at Atlas Venture and a member of our board of directors.

(2)
Entities affiliated with Northpond Ventures hold five percent or more of our capital stock. Dr. Gandhi is a director at Northpond Ventures and was a member of our board of directors at the time of our IPO.
(3)
Entities affiliated with Vida Ventures hold five percent or more of our capital stock. Mr. Vitorovic is a co-founder and managing director at Vida Ventures and a member of our board of directors.
(4)
Entities affiliated with Hatteras Venture Partners VI, LP hold five percent or more of our capital stock. Mr. Thorp is a general partner at Hatteras Venture Partners and was a member of our board of directors at the time of our IPO.

Agreements with Our Stockholders

Atlas Lease Agreements

On February 1, April 12, and July 1, 2021, we entered into three use and occupancy agreements for office space with Atlas Venture Life Science Advisors, LLC, or Atlas, an affiliate of Atlas Venture, an owner of more than five percent of our outstanding capital stock. In September 2021, we terminated these three agreements, effective on November 5, 2021 for the February 1 and April 12, 2021 leases and effective on October 1, 2021 for the July 1, 2021 lease. On April 1, 2021, we entered into a use and occupancy agreement for laboratory space with Atlas. This lease expired on April 1, 2022 with an option to continue thereafter on a month to month basis unless terminated by either party upon written notice.

The total rent payment paid to Atlas for the fiscal year ended December 31, 2022 was $0.3 million.

Agreements with Other Stockholders

In connection with our preferred stock financings prior to our IPO, we entered into an investors’ rights agreement, voting agreement, and right of first refusal and co-sale agreement, in each case, with the purchasers of our preferred stock and certain holders of our common stock. All of the material provisions of these agreements terminated immediately prior to the completion of our IPO, other than the provisions relating to registration rights, which continued in effect following the completion of our IPO and entitle the holders of such rights to demand that we file a registration statement, subject to certain limitations, and to request that their shares be covered by a registration statement that we are otherwise filing.

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

Indemnification Agreements

We have entered into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our Company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.

Related Person Transaction Policy

Our board of directors reviews and approves transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party. The material facts as to the related party’s relationship or interest in the transaction are disclosed to our board of directors prior to their consideration of such transaction, and the transaction is not considered approved by our board of directors unless a majority of the directors who are not interested in the transaction approve the transaction. Further, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction are disclosed to the stockholders, who must approve the transaction in good faith.

In connection with our January 2022 initial public offering, we adopted a written related party transactions policy that such transactions must be approved by our audit committee.

Director Independence

Applicable Nasdaq Stock Market LLC, or Nasdaq, rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors has determined that all members of the board of directors, except Ivana Magovčević-Liebisch, PhD, JD are independent directors, including for purposes of the rules of Nasdaq and the SEC. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers. Dr. Magovčević-Liebisch is not an independent director under these rules because she is an executive officer of the Company.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts, PCAOB Auditor ID 238.

Vigil Neuroscience incurred the following fees from PricewaterhouseCoopers LLP for the audit of the consolidated financial statements and for other services related to the years ended December 31, 2022 and 2021, respectively. The following table summarizes the fees for PricewaterhouseCoopers LLP services to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2022 ($)	Fiscal Year 2021 ($)
Audit Fees(1)	785,000	1,445,000
Audit-Related Fees	-	-
Tax Fees(2)	19,500	12,500
All Other Fees(3)	3,113	-
Total Fees	807,613	1,457,500

(1)
Audit Fees consist of fees for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form 10-Q and fees related to our initial public offering, including comfort letters and consents.
(2)
Tax Fees consist of fees for tax compliance, advice and tax services.
(3)
Consists of aggregate fees billed for products and services provided by the independent registered accounting firm other than those disclosed above, which for the fiscal year ended December 31, 2022, consisted of our subscription to PricewaterhouseCoopers LLP's online accounting research tool.

Audit Committee Pre-approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

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

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vigil Neuroscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vigil Neuroscience, Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 21, 2023

We have served as the Company’s auditor since 2021.

VIGIL NEUROSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$186,605	$91,420
Prepaid expenses and other current assets	11,200	6,063
Total current assets	197,805	97,483
Property and equipment, net	1,184	301
Operating lease right-of-use assets	141	882
Financing lease right-of-use assets	70	91
Restricted cash	927	927
Other assets	266	2,757
Total assets	$200,393	$102,441
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,942	$3,977
Accrued expenses and other current liabilities (1)	9,194	5,031
Operating lease liabilities	153	830
Financing lease liabilities	23	43
Total current liabilities	11,312	9,881
Operating lease liabilities, net of current portion	—	41
Finance lease liabilities, net of current portion	—	23
Total liabilities	11,312	9,945
Commitments and contingencies (Note 14)
Series A convertible preferred stock, net of issuance costs, $0.0001 par value; 0 share authorized as of December 31, 2022 and 28,522,592 shares authorized as of December 31, 2021; 0 share issued and outstanding as of December 31, 2022 and 28,522,592 shares issued and outstanding as of December 31, 2021; liquidation preference of $0 and $72,647 as of December 31, 2022 and December 31, 2021, respectively	—	72,327
Series B convertible preferred stock, net of issuance costs, $0.0001 par value; 0 share authorized as of December 31, 2022 and 25,657,096 shares authorized as of December 31, 2021; 0 share issued and outstanding as of December 31, 2022 and 25,657,096 shares issued and outstanding as of December 31, 2021; liquidation preference of $0 and $90,000 as of December 31, 2022 and December 31, 2021, respectively	—	89,612
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value, 10,000,000 and 0 shares authorized as of December 31, 2022 and December 31, 2021; 0 share issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2022 and 72,000,000 shares authorized at December 31, 2021; 35,664,658 shares issued as of December 31, 2022 and 1,748,879 shares issued as of December 31, 2021; and 35,620,335 shares outstanding as of December 31, 2022 and 1,724,950 shares outstanding as of December 31, 2021	4	—
Additional paid-in capital	329,211	2,386
Accumulated deficit	(140,134)	(71,829)
Total stockholders’ equity (deficit)	189,081	(69,443)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$200,393	$102,441

(1) Includes related party amounts of $78 (accrued expenses and other current liabilities) at December 31, 2022; $221 (accrued expenses and other current liabilities) at December 31, 2021 (see Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating expenses:
Research and development (2)	$47,444	$32,330
General and administrative	21,440	10,079
Total operating expenses	68,884	42,409
Loss from operations	(68,884)	(42,409)
Other income (expense):
Change in fair value of the related party antidilution obligation	—	(836)
Change in fair value of Series A preferred stock tranche obligation	—	(28)
Interest income, net	623	3
Other income (expense), net	(44)	(13)
Total other expense, net	579	(874)
Net loss and comprehensive loss	$(68,305)	$(43,283)
Net loss per share attributable to common stockholders, basic and diluted	$(2.16)	$(28.26)
Weighted-average common shares outstanding, basic and diluted	31,685,125	1,531,686

(2) Includes related party amounts of $295 for the year ended December 31, 2022, and $2,672 for the year ended December 31, 2021 (see Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2020	18,707,126	$47,034	1,748,879	$—	$263	$(28,546)	$(28,283)
Issuance of Series A convertible preferred stock, net of issuance costs of $121	7,852,373	19,879	—	—	—	—	—
Reclassification of Series A preferred stock tranche obligation upon settlement	—	331	—	—	—	—	—
Reclassification of the related party antidilution obligation upon settlement	1,963,093	5,083	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $388	25,657,096	89,612	—	—	—	—	—
Forfeiture of restricted stock	—	—	(44,323)	—	—	—	—
Exercise of stock options	—	—	20,394	—	38	—	38
Stock-based compensation expense	—	—	—	—	2,085	—	2,085
Net loss	—	—	—	—	—	(43,283)	(43,283)
Balances at December 31, 2021	54,179,688	$161,939	1,724,950	$—	$2,386	$(71,829)	$(69,443)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(54,179,688)	(161,939)	19,536,870	2	161,937	—	161,939
Issuance of common stock from initial public offering, net of issuance costs of $10.0 million	—	—	7,000,000	1	87,985	—	87,986
Issuance of common stock from PIPE, net of issuance costs of $2.6 million	—	—	7,293,084	1	50,594	—	50,595
Issuance of prefunded warrants for the purchase of common stock, net of issuance costs of $1.1 million	—	—	—	—	20,678	—	20,678
Exercise of stock options	—	—	65,431	—	154	—	154
Stock-based compensation expense	—	—	—	—	5,477	—	5,477
Net loss	—	—	—	—	—	(68,305)	(68,305)
Balances at December 31, 2022	—	$—	35,620,335	$4	$329,211	$(140,134)	$189,081

The accompanying notes are an integral part of these consolidated financial statements

VIGIL NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021

Cash flows from operating activities:
Net loss	$(68,305)	$(43,283)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation expense	5,477	2,085
Non-cash operating lease expense	932	317
Change in fair value of the related party antidilution obligation	—	836
Change in fair value of Series A preferred stock tranche obligation	—	28
Depreciation and amortization	78	28
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,680)	(4,918)
Other non-current assets	(259)	(59)
Accounts payable	(2,478)	2,350
Accrued expenses and other current liabilities	3,995	3,597
Operating lease liabilities	(909)	(328)
Net cash used in operating activities	(65,149)	(39,347)
Cash flows from investing activities:
Purchases of property and equipment	(921)	(204)
Net cash used in investing activities	(921)	(204)
Cash flows from financing activities:
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs paid	—	19,879
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs paid	—	89,755
Proceeds from issuance of common stock upon initial public offering, net of offering costs	89,872	—
Proceeds from issuance of common stock from PIPE, net of offering costs	50,594	—
Proceeds from issuance of pre-funded warrants from PIPE, net of offering costs	20,678	—
Payments of finance lease obligations	(43)	(38)
Payments of initial public offering costs	—	(1,887)
Proceeds from stock options exercised	154	38
Net cash provided by financing activities	161,255	107,747
Net increase in cash and cash equivalents	95,185	68,196
Cash, cash equivalents and restricted cash at beginning of period	92,347	24,151
Cash, cash equivalents and restricted cash at end of period	$187,532	$92,347
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A & Series B Preferred Stock to common stock, net of issuance costs	$161,939	$—
Deferred offering costs paid in the prior year	$1,887	$—
Settlement of related party antidilution obligation	$—	$5,083
Settlement of Series A preferred stock tranche obligation	$—	$331
Right-of-use assets obtained in exchange for operating lease liabilities	$192	$1,199
Right-of-use assets obtained in exchange for financing lease liabilities	$—	$104
Unpaid issuance costs included in accrued expenses	$—	$143
Deferred offering costs included in accounts payable and accrued expenses	$—	$811
Purchases of property and equipment included in accounts payable and accrued expenses	$116	$112

The accompanying notes are an integral part of these consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Vigil Neuroscience, Inc., together with its consolidated subsidiary, Vigil Neuroscience Security Corporation (“Vigil” or the “Company”), is a clinical-stage, microglia-focused biotechnology company dedicated to improving the lives of patients, caregivers and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia, the sentinel immune cells of the brain. The Company’s initial focus is on developing a pipeline of therapeutic candidates that it believes will activate and restore microglia function, with an initial focus in genetically defined subpopulations. The Company was incorporated in the State of Delaware in June 2020 and is located in Cambridge, Massachusetts.

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

Liquidity

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2022, the Company had cash and cash equivalents of $186.6 million and an accumulated deficit of $140.1 million. In January 2022, the Company completed its initial public offering (“IPO”) of its common stock which resulted in net proceeds of $88.0 million. In August, 2022, the Company completed the PIPE financing which resulted in net proceeds of $71.3 million. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its cash and cash equivalents will be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements.

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

Impact of the COVID-19 Coronavirus

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The Company is subject to a number of risks associated with the COVID-19 global pandemic, including potential delays associated with the Company’s ongoing preclinical studies and clinical trials. COVID-19 may have an adverse impact on the Company’s operations, supply chains and distribution systems or those of its third-party vendors and collaborators, and increase expenses, including as a result of impacts associated with preventive and precautionary measures that are being taken, such as restrictions on travel and border crossings, quarantine polices and social distancing. The Company and its third-party vendors and collaborators may experience disruptions in supply of items that are essential for its research and development activities. In addition, the spread of COVID-19 has disrupted global healthcare and healthcare regulatory systems, which could divert healthcare resources away from, or materially delay, U.S. Food and Drug Administration approval and approval by other health authorities worldwide with respect to its therapeutic candidates. Furthermore, the Company’s clinical trials may be negatively affected by the COVID-19 outbreak. Site initiation, patient enrollment and patient follow-up visits may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions, the inability to access sites for initiation and monitoring, and difficulties recruiting or retaining patients in the Company’s planned clinical trials. The emergence of additional variants, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of the Company's business, its industry and the economy in general in light of the pandemic. Management cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on the Company’s financial condition, operations, and business plans for the year 2023 and beyond. If the Company does not successfully commercialize any of its therapeutic candidates, it will be unable to generate product revenue or achieve profitability.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity when purchased of three months or less to be cash equivalents. Cash equivalents are reported at fair value. At December 31, 2022 and December 31, 2021, the Company’s cash equivalents are in money market funds. As of each balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

In connection with the Company’s lease agreement entered into in September 2021 (see Note 11), the Company is required to maintain a certificate of deposit (“CD”) of $0.9 million for the benefit of the landlord.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$186,605	$91,420
Restricted cash, non-current	927	927
Total cash, cash equivalents and restricted cash	$187,532	$92,347

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. The Company had no deferred offering costs recorded as of December 31, 2022. As of December 31, 2021, the Company had deferred offering costs totaling $2.7 million in other assets in the consolidated balance sheet.

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

The Company is dependent on third-party organizations to manufacture and process its therapeutic candidates for its development programs. In particular, the Company relies on a single third-party contract manufacturer, Fujifilm Diosynth Biotechnologies U.S.A., Inc. and Fujifilm Diosynth Biotechnologies Texas, LLC (collectively, “FUJIFILM”), to produce clinical supply and process its current product candidate, VGL101 pursuant to the FUJIFILM agreement (see Note 12). The Company expects to continue to be dependent on a small number of manufacturers to supply it with its requirements for all products. The Company’s research and development programs, including any associated potential commercialization efforts, could be adversely affected by a significant interruption in the supply of the necessary materials.

The Company is dependent on a limited number of third parties that provide license rights used by the Company in the development and potential commercialization of its therapeutic candidates and programs. From inception through December 31, 2022, the Company’s research and development programs primarily relate to rights conveyed by Amgen, Inc. (“Amgen”) (see Note 12). The Company could experience delays in the development and potential commercialization of its therapeutic candidates and programs if the Amgen license arrangement or any other license agreement utilized in the Company’s research and development activities is terminated, if the Company fails to meet the obligations required under its arrangements, or if the Company is unable to successfully secure new strategic alliances or licensing agreements.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the consolidated financial statements.

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

Classification and Accretion of Convertible Preferred Stock

The Company’s Series A convertible preferred stock and Series B convertible preferred stock (collectively, “Convertible Preferred Stock”) converted into 10,285,077 shares and 9,251,793 shares of common stock in January 2022 as part of the Company’s IPO (see Note 7).

The Convertible Preferred Stock were classified outside of stockholders’ deficit in the consolidated balance sheets because the holders of such shares have liquidation rights in the event of a deemed liquidation that, in certain circumstances, were not solely within the control of the Company and would require the redemption of the then-outstanding Convertible Preferred Stock. The Company’s Convertible Preferred Stock were not redeemable, except in the event of a deemed liquidation (see Note 7). Because the occurrence of a deemed liquidation event was not probable while the Convertible Preferred Stock were outstanding, the carrying values of the Convertible Preferred Stock were not being accreted to their redemption values. Subsequent adjustments to the carrying values of the Convertible Preferred Stock would be made only when a deemed liquidation event becomes probable.

The Company recorded the Series A convertible preferred stock at fair value upon issuance, net of the Series A Preferred Stock Tranche Obligation (see to Note 7 for details of the Series A Preferred Stock Tranche Obligation) and associated issuance costs. The Company recorded the Series B convertible preferred stock at fair value upon issuance, net of associated issuance costs. The Company’s Convertible Preferred Stock were subject to a non-cumulative dividend when, as and if declared by the Company’s board of directors (the “Board”). Since the issuance of the Company’s outstanding Convertible Preferred Stock, no dividends had been declared on any shares of Convertible Preferred Stock.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and allocating resources. The Company is focused on microglia biology to improve the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases through development of disease-modifying treatments that aim to restore the vigilance of microglia, the sentinel immune cells of the brain. The Company’s chief operating decision maker reviews the Company’s financial information on an aggregated basis for purposes of assessing performance and allocating resources. All assets are in the United States. The Company has not earned any revenue through December 31, 2022.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the estimated useful life of each asset.

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance that do no improve or extend the life of the respective assets are charged to expense in the period incurred.

The following is the summary of property and equipment and related accumulated depreciation as of December 31, 2022 and 2021 (in thousands):

	Useful Life	December 31, 2022	December 31, 2021
Computer software and equipment	3 years	$16	$16
Furniture and fixtures	5 years	104	9
Lab equipment	5 years	192	192
Construction in progress		944	99
Total property and equipment		1,256	316
Less: accumulated depreciation		(72)	(15)
Total property and equipment, net		$1,184	$301

Depreciation expense was $57 thousand and $15 thousand during the years ended December 31, 2022 and 2021, respectively.

Series A Preferred Stock Tranche Obligation

The Company’s Series A Convertible Preferred Stock Purchase Agreement obligated the Series A investors to participate in a subsequent offering of Series A convertible preferred stock upon the achievement of specified development milestones by the Company.

The Company classified this Series A Preferred Stock Tranche Obligation as a liability in its consolidated balance sheet (the “Series A Preferred Stock Tranche Obligation’’) as the preferred stock tranche right was a freestanding financial instrument that would require the Company to transfer assets upon exercise of the right. The Series A Preferred Stock Tranche Obligation was initially recorded at fair value upon the issuance date of the preferred stock tranche right and was subsequently remeasured to fair value at each reporting date until settled (see Note 3). Changes in fair value of the Series A Preferred Stock Tranche Obligation were recognized within change in fair value of the Series A Preferred Stock Tranche Obligation in the consolidated statement of operations and comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment, operating lease and financing lease right-to-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. Impairment is measured based on the excess of the carrying value of the related assets over the fair value of such assets. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022 and December 31, 2021.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company’s policy is to record estimated interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had no amounts accrued for interest and penalties in its consolidated balance sheets as of December 31, 2022 and December 31, 2021.

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

Net Income (Loss) Per Share

The Company follows the two-class method when computing net income (loss) per common share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers its (i) convertible preferred stock and (ii) restricted stock during the periods they were outstanding (See Note 7) to be participating securities as, in the event a dividend is paid on common stock, the holders of these securities would be entitled to receive dividends on a basis consistent with the common stockholders. The Company also considers the shares issued upon the early exercise of stock options that are subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. There is no allocation required under the two-class method during periods of loss since the participating securities do not have a contractual obligation to share in the losses of the Company.

Basic net income (loss) per common share is computed by dividing the net income (loss) per common share by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by adjusting net income (loss) to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per common share is computed by dividing the diluted net loss by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options, convertible preferred stock and unvested restricted common stock are considered potential dilutive common shares.

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share, since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. The Company reported a net loss for the years ended December 31, 2022 and December 31, 2021.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. The ASU also simplifies the accounting for convertible instruments by removing the beneficial conversion feature and cash conversion feature separation models. This ASU may be applied on a full retrospective or modified retrospective basis. This ASU is effective for (i) smaller reporting companies for fiscal years beginning after December 15, 2023 and (ii) all other public entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company expects to adopt this ASU in fiscal year 2023. The Company does not currently expect the adoption to materially impact its financial position and results of operations.

3. Fair Value Measurements

The following table presents the Company’s fair value hierarchy for its assets and liabilities items that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$156,219	$—	$—	$156,219
Restricted cash non-current	927	—	—	927
	$157,146	$—	$—	$157,146

	Fair Value Measurement at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$67,942	$—	$—	$67,942
Restricted cash non-current	927	—	—	927
	$68,869	$—	$—	$68,869

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1, Level 2 or Level 3 for the years ended December 31, 2022 and December 31, 2021.

Related Party Antidilution Obligation

The Company was obligated to issue Series A convertible preferred stock with an antidilution provision as part of a license agreement with Amgen (see Note 12). The Related Party Antidilution Obligation was included within the Level 3 fair value hierarchy. The Related Party Antidilution Obligation was valued using a probability-weighted expected return method. The valuation model requires a variety of inputs, including the probability of occurrence of events that would trigger the issuance of additional shares, the expected timing of such events, the expected value of the contingently issuable equity upon occurrence of a triggering event and a discount rate. The Related Party Antidilution Obligation was remeasured on each reporting period until settlement on May 1, 2021, with changes in fair value recognized within changes in fair value of the Related Party Antidilution Obligation in the consolidated statements of operations and comprehensive loss.

The significant unobservable inputs used in the valuation model to measure the Related Party Antidilution Obligation that are categorized within Level 3 of the fair value hierarchy, as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Expected term (years)	0.59	0.83
Risk-free rate	0.05%	0.15%
Probability of finance event occurring	90%	85%

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

The Related Party Antidilution Obligation and Series A Preferred Stock Tranche Obligation were settled in May 2021 (see Note 7).

The following table sets forth a rollforward of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy (in thousands):

	Related Party Antidilution Obligation	Series A Preferred Stock Tranche Obligation	Total
Ending balance at December 31, 2020	$4,247	$303	$4,550
Change in fair value	836	28	864
Reclassification of Series A preferred stock tranche obligation and related party antidilution obligation upon settlement	(5,083)	(331)	(5,414)
Ending balance at May 1, 2021	$—	$—	$—

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Research and development	$6,670	$5,597
Construction related prepaid assets	3,769	—
Business Insurance	133	107
Other	628	359
Total	$11,200	$6,063

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Payroll and employee related	$3,512	$2,017
Research and development	2,894	1,422
Construction related	1,416	65
Professional fees	986	933
Deferred IPO	—	543
Other	386	51
Total	$9,194	$5,031

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

Options under the 2020 Plan may be designated as incentive stock options or non-statutory stock options. The options granted under the 2020 Plan are either service-based options or performance-based options. As of December 31, 2022, 2,978,439 options were outstanding under the 2020 Plan.

2021 Stock Option and Incentive Plan

On November 16, 2021, the Company’s board of directors adopted, and on December 3, 2021 its stockholders approved, the 2021 Stock Option and Incentive Plan (the “2021 Plan”), which became effective on January 5, 2022, immediately preceding the date on which the registration statement for the Company’s initial public offering was declared effective by the SEC. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 3,145,281. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2023 and each January 1 thereafter, by an amount equal to the lesser of (i) five percent (5%) of the cumulative number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) such lesser number of shares of common stock as determined by the compensation committee of the board of directors (the "2021 Plan Evergreen Provision"). On January 1, 2023, the shares reserved for future grants under the 2021 Plan increased by 1,781,017 pursuant to the 2021 Plan Evergreen Provision.

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

In March of 2022, as part of the Company's annual grant of equity, the Company issued 802,145 stock options to employees. As of December 31, 2022, 1,462,372 options were outstanding under the 2021 Plan.

2021 Employee Stock Purchase Plan

On November 16, 2021, the Company’s board of directors adopted, and on December 3, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the ‘‘2021 ESPP’’), which became effective on January 5, 2022, immediately preceding the date on which the registration statement for the Company’s initial public offering was declared effective by the SEC. A total of 286,127 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2021 ESPP shall cumulatively increase beginning on January 1, 2023 and each January 1 thereafter through January 1, 2032, by the least of (A) 286,127 shares of common stock, (B) one percent (1%) of the cumulative number of shares of common stock issued and outstanding on the immediately preceding December 31 or (C) such lesser number of shares of common stock as determined by the administrator of the 2021 ESPP (the "2021 ESPP Evergreen Provision"). On January 1, 2023, the shares reserved for future grants under the 2021 ESPP increased by 286,127 pursuant to the 2021 Plan Evergreen Provision.

No stock-based compensation expense was recognized during the year ended December 31, 2022 related to the 2021 ESPP.

Service-Based Stock Options

The Company issues stock options to directors, employees, and consultants under the 2021 Plan and 2020 Plan. Options granted by the Company vest over periods of 12-48 months, subject in each case to the individual’s continued service through the applicable vesting date. Options vest either (i) 25% at the one-year anniversary followed by 36 equal monthly installments beginning one month after the one-year anniversary of the vesting start date, (ii) 48 monthly installments beginning one month after the vesting start date, (iii) 36 equal monthly installments beginning one month after the vesting start date, (iv) 4 equal quarterly installments, or (v) 100% vesting at the one-year anniversary of the vesting start date. Options generally expire 10 years after the date of the grant.

The following table summarizes the activity of the Company’s options to purchase common stock for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,878,436	$3.80	$4.71	9.38	$20,380
Granted	1,476,039	7.80	12.33
Exercised	(65,431)	2.83	2.37
Forfeited	(57,402)	4.68	6.61
Expired	(1,460)	10.11	16.11
Outstanding as of December 31, 2022	4,230,182	$5.19	$7.38	7.64	$24,853
Vested and exercisable as of December 31, 2021	397,032	$3.02	$2.77	9.04	$3,580
Vested and exercisable as of December 31, 2022	1,352,958	$4.30	$5.58	6.88	$9,950
Vested and expected to vest as of December 31, 2021	2,878,436	$3.80	$4.71	9.38	$20,380
Vested and expected to vest as of December 31, 2022	4,230,182	$5.19	$7.38	7.64	$24,853

There were 2,004 options exercised for the year ended December 31, 2021. The aggregate intrinsic value of options exercised was $20 thousand for the year ended December 31, 2021. The aggregate intrinsic value of options exercised was $0.6 million for the year ended December 31, 2022.

The total fair value of options vested was approximately $4.8 million and $1.2 million during the years ended December 31, 2022 and December 31, 2021, respectively.

Stock Option Valuation

The following assumptions on a weighted-average basis were used to determine the fair value of stock options for the following periods:

	December 31, 2022	December 31, 2021
Weighted-average risk-free interest rate	2.2%	1.0%
Weighted-average expected term (in years)	6.0	6.0
Expected volatility	69.8% - 71.1%	72.7% - 80.2%
Expected dividend yield	0.0%	0.0%
Fair value of common stock	$2.37 - $16.13	$3.53 - $11.79
Weighted-average fair value	$7.80	$4.23

Performance-Based Stock Options

During the period from June 22, 2020 (inception) to December 31, 2020, the Company granted performance-based stock options to purchase 229,019 shares of common stock. The performance-based options commenced vesting in May 2021 when the Company completed the second tranche of its Series A convertible preferred stock financing and then vest over 48 equal monthly installments.

The following table summarizes the activity of the Company’s performance-based options to purchase common stock for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	210,629	$2.76	$1.89	8.88	$2,085
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2022	210,629	$2.76	$1.89	7.88	$2,235
Vested and exercisable as of December 31, 2021	19,780	$2.76	$1.89	8.88	$196
Vested and exercisable as of December 31, 2022	77,034	$2.76	$1.89	7.88	$817
Vested and expected to vest as of December 31, 2021	210,629	$2.76	$1.89	8.88	$2,085
Vested and expected to vest as of December 31, 2022	210,629	$2.76	$1.89	7.88	$2,235

For the year ended December 31, 2021, 18,390 options were exercised with an aggregate intrinsic value of $0.2 million. No options were exercised during the year ended December 31, 2022.

The total fair value of options vested during the year ended December 31, 2021 was approximately $105 thousand. The total fair value of options vested during the year ended December 31, 2022 was approximately $158 thousand.

The fair value of performance options granted under the stock option plan is determined at the date of grant using the Black-Scholes option-pricing model. There were no performance options granted during the years ended December 31, 2022 and December 31, 2021.

Restricted Stock

The following table summarizes the activity of the Company’s restricted stock:

December 31, 2022
Outstanding as of beginning of period	262,180
Granted	—
Forfeited/cancelled	—
Outstanding as of end of period	262,180
Vested during period	58,596
Outstanding unvested shares, expected to vest	83,013
Remaining weighted-average vesting period for unvested shares	1.33 years

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $5.5 million and $2.1 million during the years ended December 31, 2022 and December 31, 2021, respectively. Stock-based compensation expense was classified as follows in the consolidated statements of operations and comprehensive loss (in thousands):

	December 31, 2022	December 31, 2021
Research and development	$2,258	$797
General and administrative	3,219	1,288
Total stock-based compensation	$5,477	$2,085

As of December 31, 2022 and December 31, 2021, respectively, there is approximately $15.3 million and $9.2 million of unrecognized stock-based compensation expense related to service-based options to purchase common stock under the 2020 and 2021 Plans, which is expected to vest over a weighted-average period of 2.62 years and 3.35 years.

As of December 31, 2022 and December 31, 2021, respectively, there is approximately $0.1 million and $0.3 million of unrecognized stock-based compensation expense related to performance-based options to purchase common stock under the 2020 Plan, which is expected to vest over a weighted-average period of 1.20 years and 3.32 years.

As of December 31, 2022 and December 31, 2021, respectively, there is approximately $0.2 million and $0.3 million of unrecognized stock-based compensation expense related to restricted stock under the 2020 Plan, which is expected to vest over a weighted-average period of 1.33 years and 2.33 years.

7. Preferred Stock

Convertible Preferred Stock

The Series A preferred stock and Series B preferred stock, described in more detail below, converted into 10,285,077 shares and 9,251,793 shares, respectively, of common stock in January 2022 as part of the Company's IPO.

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

The Company concluded that the Series A Preferred Stock Tranche Obligation met the definition of a freestanding financial instrument, as the Series A Preferred Stock Tranche Obligation was legally detachable and separately exercisable from the Series A convertible preferred stock. Therefore, the Company allocated the proceeds from the September 2020 issuance between the Series A Preferred Stock Tranche Obligation and the Series A convertible preferred stock, including those issued in exchange for a Simple Agreement for Future Equity, or SAFE. As the Series A convertible preferred stock was redeemable upon a deemed liquidation event at the election of the holder-controlled Board, and therefore outside of the control of the Company, the Series A Preferred Stock Tranche Obligation was classified as a liability and recorded at its fair value of $0.3 million at both inception and as of December 31, 2020. The Series A Preferred Stock Tranche Obligation was remeasured at fair value at each reporting period, with changes in fair value recorded in change in fair value of the Series A Preferred Stock Tranche Obligation in the consolidated statements of operations and comprehensive loss (see Note 3).

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

The holders of Convertible Preferred Stock had the followings rights and privileges:

Conversion

The holders of the Convertible Preferred Stock could convert, at any time, each share of the Convertible Preferred Stock into shares of common stock. In addition, upon either (a) the closing of the sale of shares of common stock to the public at a price of at least three times the Series A Original Issue Price (subject to adjustment) in an initial public offering with net proceeds to the Company of at least $50.0 million or (b) the written consent of the holders of the outstanding shares of Convertible Preferred Stock, the Convertible Preferred Stock will automatically convert into common stock.

The conversion ratio of each series of the Convertible Preferred Stock was determined by dividing the Original Issuance Price of each series by the Conversion Price of each series. The Original Issuance Price per share was $2.547 for Series A convertible preferred stock and $3.5078 for Series B convertible preferred stock. The Conversion Price per share at issuance was $7.063 for Series A convertible preferred stock and $9.7278 for Series B convertible preferred stock, each subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments, including adjustment if common stock is issued for less than the Original Issue Price of each series of Convertible Preferred Stock.

8. Common Stock

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board. During each year ending December 31, 2022 and December 31, 2021, no dividends have been declared or paid.

Initial Public Offering

In January 2022, the Company completed its IPO of its common stock. In connection with its IPO, the Company issued and sold 7,000,000 shares of its common stock, at a price to the public of $14.00 per share. As a result of the IPO, the Company received $88.0 million in net proceeds, after deducting underwriting discounts and commissions and offering costs of $10.0 million.

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

Private Placement

On August 12, 2022, the Company entered into a securities purchase agreement pursuant to which it agreed to issue and sell to certain existing and new accredited investors (collectively the "Investors"), in a private placement (the “Private Placement”), 7,293,084 shares of its common stock at a price of $7.30 per share and pre-funded warrants to purchase up to an aggregate of 2,980,889 shares of common stock at a purchase price of $7.2999 per pre-funded warrant, (representing the price of $7.30 per share minus $0.0001 per share exercise price of each such pre-funded warrant). The prefunded warrants are exercisable any time after their original issuance date and have no expiration date. The Private Placement closed on August 16, 2022 and the Company received gross proceeds of $75.0 million, before deducting offering expenses payable by the Company. The Company performed an analysis of the pre-funded warrants and concluded that they met all the criteria for permanent equity classification and as such were recorded in equity as additional paid in capital.

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

Pre-funded Warrants

In connection with the Private Placement, the Company has issued pre-funded warrants to purchase up to an aggregate of 2,980,889 shares of common stock at a purchase price of $7.2999 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The pre-funded warrants have no expiration date and the price of the pre-funded warrants does not include any discounts. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of December 31, 2022, no pre-funded warrants were exercised.

The Company has reserved the following number of shares of common stock for the exercise of outstanding stock options and future issuance of stock-based awards.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Common stock options	4,440,811	3,089,065
Pre-funded warrants	2,980,889	—
Shares available for issuance under the 2020 Plan	—	276,261
Shares available for issuance under the 2021 Plan	1,682,909	3,145,281
Shares available for issuance under the 2021 ESPP	286,127	286,127
Series A convertible preferred stock outstanding	—	10,285,087
Series B convertible preferred stock outstanding	—	9,251,793
Total common stock reserved for future issuance	9,390,736	26,333,614

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Numerator:
Net loss attributable to common stockholders	$(68,305)	$(43,283)
Denominator:
Weighted-average common shares outstanding, basic and diluted	31,685,125	1,531,686
Net loss per share attributable to common stockholders, basic and diluted	$(2.16)	$(28.26)

Basic and diluted weighted average shares of common stock outstanding for the year ended December 31, 2022 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share.

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

	Year Ended December 31, 2022	Year Ended December 31, 2021
Series A convertible preferred stock	—	10,285,077
Series B convertible preferred stock	—	9,251,793
Options to purchase common stock – service based	4,230,182	2,878,436
Options to purchase common stock – performance based	210,629	210,629
Unvested restricted common stock	83,013	141,610
Total	4,523,824	22,767,545

10. Income Taxes

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. The Company did not record a federal or state income tax provision or benefit during the years ended December 31, 2022 and December 31, 2021, respectively due to the pre-tax net losses incurred. In addition, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2022, and December 31, 2021.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Statutory U.S. federal rate	21.0%	21.0%
State income taxes	6.1%	6.1%
Other permanent differences	(0.5)%	(0.6)%
Research and development credits	4.7%	3.5%
Valuation allowance	(31.3)%	(30.0)%
Effective Tax Rate	—%	—%

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The

Company’s deferred income tax assets and liabilities as of December 31, 2022 and 2021 are comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$18,648	$12,420
Research and development credits	4,786	1,592
Intangible assets	5,406	5,845
Start-up costs	85	92
Accruals and other	2,276	1,099
Capitalized R&D Expenses	11,048	—
Total deferred tax assets	42,249	21,048
Less valuation allowance	(42,176)	(20,775)
Total deferred tax assets, net of valuation allowance	73	273
Deferred tax liabilities:
Depreciation	(15)	(7)
Right-of-use asset	(58)	(266)
Net deferred tax assets (liabilities)	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a valuation allowance of $42.2 million and $20.8 million at December 31, 2022 and December 31, 2021, respectively.

The Company has incurred net operating losses (“NOLs”) since inception. At December 31, 2022, the Company had federal NOLs of approximately $68.4 million and state NOLs of $67.7 million. At December 31, 2021, the Company had federal NOLs of approximately $45.6 million and state NOLs of $45.0 million. As a result of the Tax Act, for U.S. income tax purposes, NOLs generated for tax years beginning after December 31, 2017 carry forward indefinitely and can be used to offset taxable income. The total federal NOLs of $68.4 million as of December 31, 2022 will not expire. The state NOL carryover of $67.7 million will begin to expire in 2040.

Pursuant of Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced upon realization of an ownership change within the meaning of IRC Section 382 that has occurred or may occur in the future. Any adjustment to the Company’s tax attributes as a result of an ownership change will result in a corresponding decrease to the valuation allowance recorded against the Company’s deferred tax assets. As of December 31, 2022, the Company also has federal and state tax research and development credit carryforwards of approximately $3.9 million and $1.2 million, respectively, to offset future income taxes, which will begin to expire in 2040. As of December 31, 2021, the Company had federal and state tax research and development credit carryforwards of approximately $1.2 million and $0.5 million, respectively, to offset future income taxes.

The Company’s valuation allowance increased by $21.4 million and $13.0 million during the years ended December 31, 2022 and December 31, 2021, respectively. This increase is due primarily to NOL carryforwards and the generation of an intangible asset.

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

The unrecognized tax benefit amounts are not reflected in the determination of the Company’s deferred tax assets. If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2022, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. As of December 31, 2022, there were no pending tax examinations. No federal or state tax audits are currently in process.

11. Leases

In February 2021, the Company entered into an equipment lease with lease term of 24 months commencing in April 2021. The lease includes an option to purchase the equipment at fair market value at the end of the lease term.

In July 2021, the Company entered into a lease for laboratory space in Cambridge, Massachusetts, with an initial term of one year commencing in April 2021, with a month-to-month option to renew at the end of the initial lease term (see Note 13). At inception, the Company determined that it was reasonably certain that it would elect options to renew the lease through September 2022 and have included these renewal options into the determination of the lease term. In 2022, the Company further extended the lease term through mid-February 2023.

In September 2021, the Company entered into a lease for laboratory and office space in Watertown, Massachusetts with an initial term of ten years, and a five-year renewal option at the end of the initial lease term. The monthly lease payment is approximately $0.2 million with annual escalation of approximately 3%. The lease includes a $3.7 million construction allowance. The lease commenced in the first quarter of 2023 when the leased space was made available for the Company’s use.

In October 2021, the Company entered into a lease for its corporate headquarters in Cambridge, Massachusetts with an initial term of 14 months. In 2022, the Company extended the lease through January 31, 2023 and terminated the lease as of January 31, 2023 due to the Company's move to Watertown as noted above. The monthly lease payment and security deposit were each approximately $49 thousand during the year ended December 31, 2022.

The components of lease expense are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$960	$339
Short term lease cost	38	123
Variable lease cost	67	19
Finance lease cost:
Amortization of right-to-use assets	21	13
Interest on lease liabilities	2	3
Total finance lease cost	$23	$16

Supplemental cash flow information related to leases are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(937)	$(310)
Operating cash flows from finance leases	$(2)	$(3)
Financing cash flows from finance leases	$(43)	$(19)

At December 31, 2022, the weighted-average remaining lease terms related to the finance and operating leases are 0.5 years and 0.2 years, respectively.

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

Future minimum lease payments due under the Company’s operating and finance lease liabilities as of December 31, 2022 are as follows:

Years ended December 31,	Operating Leases	Financing Leases
2023	154	23
2024	—	—
Total lease payments	154	23
Less: imputed interest	(1)	—
Total future minimum lease payments	$153	$23

The Watertown lease begins in January 2023, as such, it has been excluded from the tables above. The minimum base rent payment under the Watertown lease ranges from $1.9 million annually and increasing to $2.1 million annually over the next 5 years.

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

As initial consideration for the license, the Company made a one-time, non-creditable, non-refundable upfront payment of $0.5 million. As additional consideration for the license, the Company is required to pay Amgen up to $80.0 million in the aggregate upon the achievement of specified regulatory milestones for the first monoclonal antibody agonist of TREM2 agonist (“mAb”) product and the first small molecule TREM2 agonist product and aggregate milestone payments of up to $350.0 million upon the achievement of specific commercial milestones across all mAb products and small molecule products. No regulatory or commercial milestones have been achieved to date under the Amgen Agreement. The Company is also required to pay tiered royalties of low to mid single-digit percentages on annual net sales of the products covered by the license. In the event that the exploitation of a product is not covered by a valid claim within the licensed patent rights, then the royalty rate with respect to the net sales shall be subject to a customary reduction by a certain percentage. The royalty term will terminate on a country-by-country basis on the later of (i) the expiration date of the last valid claim within the licensed patent rights, and (ii) the tenth (10th) anniversary of the first commercial sale of such product in such country. Further, the Company was required to reimburse Amgen for amounts it paid to its contract manufacturers on the Company’s behalf. During the year ended December 31, 2021, the Company incurred $2.4 million in contract manufacturing costs. No additional costs were incurred during the year ended December 31, 2022. These costs are recognized as research and development expense over the period that the goods are provided, as applicable.

In addition to the cash consideration described above, the Company agreed to issue Series A convertible preferred stock to Amgen in an amount equal to 25% of the Company’s capital stock on a fully diluted basis (the “Related Party Antidilution Obligation”) until the Company has raised an aggregate of $45.0 million net cash proceeds from equity financings. The Company determined that the Related Party Antidilution Obligation was required to be recorded as a liability because it was a freestanding instrument that would require the Company to transfer assets to settle the obligation and it is indexed to an obligation to contingently redeem the Company’s equity shares. Accordingly, the Company recognized the liability at fair value on the acquisition date and recognized changes in the fair value of the anti-dilution rights at each subsequent reporting period until its settlement in May 2021, in the change in fair value of the Related Party Antidilution Obligation in the consolidated statements of operations and comprehensive loss (see Note 3).

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

Amounts paid with respect to goods provided by Amgen on the Company’s behalf under the Amgen Agreement are recognized as research and development expense as such amounts are incurred. For the years ended December 31, 2022 and December 31, 2021, the Company recognized $0 and $2.4 million, respectively, of expense in connection with goods provided by Amgen.

13. Related Party Transactions

Atlas

The Company entered into various lease agreements with Atlas Venture Fund XII, L.P., or Atlas, a principal stockholder of the Company, and incurred lease costs of $0.3 million for the year ended December 31, 2022, and $0.3 million for the year ended December 31, 2021. The lease payments are included in general and administrative expenses for office space and research and development expenses for lab space in the consolidated statements of operations and comprehensive loss. The Company recorded an operating lease right-of-use asset and a lease liability for $39 thousand as of December 31, 2022. The right-of-use asset is included in operating lease right-of-use assets and the lease liability is included as an operating lease liability in the Company’s consolidated balance sheet as of December 31, 2022. In addition, as of December 31, 2021, the Company recognized $84 thousand in accrued expenses and as of December 31, 2022, the Company recognized $78 thousand in accrued expenses associated with the leases.

In September 2021, the Company terminated its short-term related party office leases with Atlas. The effective termination date of the leases was in the fourth quarter of 2021. Effective February 2023, the Company terminated its operating related party lab lease with Atlas.

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

Expenses to reimburse Amgen’s contract manufacturers incurred by the Company were $0 and $2.4 million during the years ended December 31, 2022 and December 31, 2021, respectively. These costs are included in research and development expenses in the consolidated statements of operations and comprehensive loss.

The Company did not have any amounts in accrued expenses and other current liabilities in the Company’s consolidated balance sheet as of December 31, 2022. As of December 31, 2021, $0.2 million was due to Amgen by the Company and was included in accrued expenses in the consolidated balance sheet.

The Company did not have any amounts in prepaid expenses and other current assets as of December 31, 2022 and December 31, 2021, respectively.

14. Commitments and Contingencies

License Agreement

The Company entered into a license agreement with Amgen (see Note 12).

Letter of Credit

In September 2021, in connection with the Watertown, Massachusetts lease, the Company entered into a $0.9 million standby letter of credit which initially expired on September 10, 2022 and was renewed to expire on September 11, 2023. The standby letter of credit will automatically renew for subsequent annual periods through December 2032. Remittance of funds from the letter of credit was not probable and the full amount was available as of December 31, 2022. The Company did not recognize a liability in the consolidated balance sheet.

Purchase Commitment

In November 2021, the Company entered into a statement of work with FUJIFILM for $3.8 million under its existing master services agreement for the manufacturing of VGL101. If the Company terminates the statement of work before completion, it may be required to pay fees ranging from 0% to 100%. The amount due upon an early termination depends on the length of time prior to the commencement of specific stages of the statement of work. As of December 31, 2022, no significant work had begun. The statement of work is expected to be completed by November 2023.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenses will be incurred and can be reasonably estimated. During the year ended December 31, 2022 and December 31, 2021, the Company was not a party to any pending material litigation or other material legal proceedings.

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are discretionary and contributions in the amount of $0.3 million and $0 were made during the years ended December 31, 2022 and 2021, respectively.

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
3.1

Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-41200) filed on January 11, 2022).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-41200) filed on January 11, 2022).

4.1

Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, effective as of August 13, 2021 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-261230) filed on November 19, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-261230) filed on January 3, 2022).

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-41200) filed on March 25, 2022).

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

10.13

Securities Purchase Agreement, by and among the Registrant and the persons party thereto, dated as of August 12, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 12, 2022).

10.14

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

Vigil Neuroscience, Inc.

Date: March 21, 2023	By:	/s/ Ivana Magovčević-Liebisch
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

Name	Title	Date

/s/ Ivana Magovčević-Liebisch	President and Chief Executive Officer (Principal Executive Officer)	March 21, 2023
Ivana Magovčević-Liebisch, PhD, JD

/s/ Jennifer Ziolkowski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2023
Jennifer Ziolkowski, CPA

/s/ Bruce Booth	Director, Chairperson	March 21, 2023
Bruce Booth, D.Phil

/s/ Cheryl Renee Blanchard	Director	March 21, 2023
Cheryl Renee Blanchard, PhD

/s/ Gerhard Koenig	Director	March 21, 2023
Gerhard Koenig, PhD

/s/ Mary Thistle	Director	March 21, 2023
Mary Thistle

/s/ Stefan Vitorovic	Director	March 21, 2023
Stefan Vitorovic, MS, MBA

/s/ Suzanne Bruhn	Director	March 21, 2023
Suzanne Bruhn, PhD