Form 10-Q
period 2023-03-31
Vigil Neuroscience, Inc.
filed 2023-05-10
CIK 1827087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of April 30, 2023 was 35,685,129, par value $0.0001 per share.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$95,618	$186,605
Marketable securities	68,862	—
Prepaid expenses and other current assets	7,736	11,200
Total current assets	172,216	197,805
Property and equipment, net	1,914	1,184
Operating lease right-of-use assets	17,239	141
Financing lease right-of-use assets	65	70
Restricted cash	927	927
Other assets	—	266
Total assets	$192,361	$200,393
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,166	$1,942
Accrued expenses and other current liabilities (1)	4,165	9,194
Operating lease liabilities	1,048	153
Financing lease liabilities	12	23
Total current liabilities	7,391	11,312
Operating lease liabilities, net of current portion	13,630	—
Total liabilities	21,021	11,312
Commitments and contingencies (Note 12)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 0 share issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2023 and December 31, 2022; 35,710,107 shares issued as of March 31, 2023 and 35,664,658 shares issued as of December 31, 2022; and 35,665,784 shares outstanding as of March 31, 2023 and 35,620,335 shares outstanding as of December 31, 2022	4	4
Additional paid-in capital	331,159	329,211
Accumulated other comprehensive income	106	—
Accumulated deficit	(159,929)	(140,134)
Total stockholders’ equity	171,340	189,081
Total liabilities and stockholders’ equity	$192,361	$200,393

(1)
Includes related party amounts of $52 (accrued expenses and other current liabilities) at March 31, 2023; $78 (accrued expenses and other current liabilities) at December 31, 2022 (see Note 11).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development (2)	$13,834	$10,365
General and administrative	6,941	4,967
Total operating expenses	20,775	15,332
Loss from operations	(20,775)	(15,332)
Other income (expense):
Interest income, net	985	2
Other income (expense), net	(5)	(4)
Total other expense, net	980	(2)
Net loss	$(19,795)	$(15,334)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.58)
Weighted-average common shares outstanding, basic and diluted	38,546,012	26,660,246
Comprehensive loss:
Net loss	$(19,795)	$(15,334)
Unrealized gain on available for sale securities	106	—
Total comprehensive loss	$(19,689)	$(15,334)

(2)
Includes related party amounts of $43 for the three months ended March 31, 2023, and $67 for the three months ended March 31, 2022 (see Note 11).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2021	54,179,688	$161,939	1,724,950	$—	$2,386	$—	$(71,829)	$(69,443)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(54,179,688)	(161,939)	19,536,870	2	161,937	—	—	161,939
Issuance of common stock from initial public offering, net of issuance costs of $10.0 million	—	—	7,000,000	1	87,985	—	—	87,986
Exercise of stock options	—	—	4,995	—	9	—	—	9
Stock-based compensation	—	—	—	—	1,021	—	—	1,021
Net loss	—	—	—	—	—	—	(15,334)	(15,334)
Balances at March 31, 2022	—	$—	28,266,815	$3	$253,338	$—	$(87,163)	$166,178

Balances at December 31, 2022	—	$—	35,620,335	$4	$329,211	$—	$(140,134)	$189,081
Exercise of stock options	—	—	45,449	—	214	—	—	214
Stock-based compensation	—	—	—	—	1,734	—	—	1,734
Unrealized gain on available for sale securities	—	—	—	—	—	106	—	106
Net loss	—	—	—	—	—	—	(19,795)	(19,795)
Balances at March 31, 2023	—	$—	35,665,784	$4	$331,159	$106	$(159,929)	$171,340

The accompanying notes are an integral part of these condensed consolidated financial statements

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,795)	$(15,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,734	1,021
Non-cash operating lease expense	318	219
Depreciation and amortization	65	18
Amortization of premium/discount on marketable securities	(244)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	471	(987)
Other non-current assets	—	(16)
Accounts payable	214	(1,339)
Accrued expenses and other current liabilities	(5,061)	(1,508)
Operating lease liabilities	112	(218)
Net cash used in operating activities	(22,186)	(18,144)
Cash flows from investing activities:
Purchases of marketable securities	(68,512)	—
Purchases of property and equipment	(492)	(142)
Net cash used in investing activities	(69,004)	(142)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	90,191
Payments of finance lease obligations	(11)	(10)
Proceeds from stock options exercised	214	9
Net cash provided by financing activities	203	90,190
Net increase in cash and cash equivalents	(90,987)	71,904
Cash, cash equivalents and restricted cash at beginning of period	187,532	92,347
Cash, cash equivalents and restricted cash at end of period	$96,545	$164,251
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A & Series B Preferred Stock to common stock, net of Issuance costs	$—	$161,939
Deferred offering costs paid in the prior year	$—	$1,887
Offering costs included in accounts payable and accrued expenses	$—	$318
Right-of-use assets obtained in exchange for operating lease liabilities	$14,413	$62
Prepaid rent reclassified to right-of-use assets	$2,887	$—
Other assets in accounts payable and accrued expenses	$—	$94
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$102

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business and Basis of Presentation

Vigil Neuroscience, Inc., together with its consolidated subsidiary, Vigil Neuroscience Security Corporation (“Vigil” or the “Company”), is a clinical-stage, microglia-focused biotechnology company dedicated to improving the lives of patients, caregivers and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia, the sentinel immune cells of the brain. The Company’s initial focus is on developing a pipeline of therapeutic candidates that it believes will activate and restore microglia function, with an initial focus in genetically defined subpopulations. The Company was incorporated in the State of Delaware in June 2020 and is located in Watertown, Massachusetts.

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

Liquidity

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2023, the Company had cash, cash equivalents, and marketable securities of $164.5 million and an accumulated deficit of $159.9 million. In January 2022, the Company completed its initial public offering (“IPO”) of its common stock which resulted in net proceeds of $88.0 million. In August 2022, the Company completed a private placement financing, which resulted in net proceeds of $71.3 million. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its cash and cash equivalents will be sufficient to fund current operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

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

Basis of Presentation

The accompanying condensed consolidated financial statements reflect the operations of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 21, 2023. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

The Company's significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 21, 2023, or the 2022 Form 10-K. Since the date of those financial statements, there have been no material changes to Vigil’s significant accounting policies except as noted below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, research and development expenses and related prepaid or accrued costs. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities when purchased of three months or less that are readily convertible to known amounts of cash to be cash equivalents. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments. At March 31, 2023 and December 31, 2022, the Company’s cash equivalents were in money market funds and government securities. As of each balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

In connection with the Company’s lease agreement entered into in September 2021 (see Note 12), the Company is required to maintain a certificate of deposit (“CD”) of $0.9 million for the benefit of the landlord.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the amounts reported in the condensed consolidated statement of cash flows (in thousands):

	March 31, 2023	March 31, 2022

Cash and cash equivalents	$95,618	$163,324
Restricted cash, non-current	927	927
Total cash, cash equivalents and restricted cash	$96,545	$164,251

Marketable securities

Investments in marketable securities are classified as available-for-sale. Available-for-sale securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity in other comprehensive income. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all of these securities as current assets even if the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statements of operations and comprehensive loss. If any adjustment is required to reflect a decline in the value of the investment that the Company considers to be “other than temporary”, the Company recognizes a charge to the consolidated statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

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

The following is the summary of property and equipment and related accumulated depreciation as of March 31, 2023 (in thousands):

	Useful Life	March 31, 2023	December 31, 2022
Computer software and equipment	3 years	$71	$16
Furniture and fixtures	5 years	138	104
Lab equipment	5 years	1,694	192
Leasehold improvements	Lesser of (i) useful life or (ii) lease term	144	—
Construction in progress		—	944
Total property and equipment		2,047	1,256
Less: accumulated depreciation		(133)	(72)
Total property and equipment, net		$1,914	$1,184

Depreciation expense was $61 thousand during the three months ended March 31, 2023. Depreciation expense was $13 thousand during the three months ended March 31, 2022.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. The ASU also simplifies the accounting for convertible instruments by removing the beneficial conversion feature and cash conversion feature separation models. This ASU may be applied on a full retrospective or modified retrospective basis. This ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2023 and all other public entities, this ASU is effective for fiscal years beginning after December 15, 2021. Early adoption permitted. The Company expects to adopt this ASU in fiscal year 2024. The Company does not currently expect the adoption to materially impact its financial position and results of operations.

3. Fair Value Measurements and Financial Instruments

The following table presents the Company’s fair value hierarchy for its asset items that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$65,545	$—	$—	$65,545
U.S. government securities	—	15,935	—	15,935
Total cash equivalents	$65,545	$15,935	$—	$81,480
Marketable securities (U.S. government securities)	—	68,862	—	68,862
Restricted cash (non-current)	927	—	—	927
Total	$66,472	$84,797	$—	$151,269

	Fair Value Measurement at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$156,219	$—	$—	$156,219
Marketable securities	—	—	—	—
Restricted cash (non-current)	927	—	—	927
Total	$157,146	$—	$—	$157,146

Marketable securities

The following table summarizes the Company’s marketable securities as of March 31, 2023 (in thousands):

	At March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities (U.S. government securities)	$68,756	$106	$—	$68,862
Total	$68,756	$106	$—	$68,862

The following table summarizes the Company’s marketable securities by maturity as of March 31, 2023 (in thousands):

At March 31, 2023
Maturities in one year or less	$68,862
Maturities greater than one year	—
Total	$68,862

As of March 31, 2023, the Company held 28 securities, none of which were in an unrealized loss position. The Company did not recognize any credit losses during the three months ended March 31, 2023 and 2022. Additionally, there were no realized gains or losses on marketable securities for the three months ended March 31, 2023 and 2022.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Research and development	$5,231	$6,670
Construction related prepaid assets	—	3,769
Business insurance	1,146	133
Other	1,359	628
Total	$7,736	$11,200

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Research and development	$1,756	$2,894
Payroll and employee related	1,143	3,512
Professional fees	878	986
Construction related	270	1,416
Other	118	386
Total	$4,165	$9,194

6. Stock-Based Compensation

2020 Equity Incentive Plan

The Company's 2020 Equity Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K. As of March 31, 2023, 2,720,727 options were outstanding under the 2020 Plan.

2021 Stock Option and Incentive Plan

The Company's 2021 Stock Option and Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K. On January 1, 2023, the shares reserved for future grants under the 2021 Plan increased by 1,781,017 pursuant to the 2021 Plan Evergreen Provision. In March of 2023, as part of the Company's annual grant of equity, the Company granted 1,348,380 stock options to employees. As of March 31, 2023, 3,153,489 options were outstanding under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company's 2021 Employee Stock Purchase Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K. On January 1, 2023, the shares reserved for future grants under the 2021 ESPP increased by 286,127 pursuant to the 2021 Plan Evergreen Provision. As of March 31, 2023, a total of 572,254 shares of common stock were reserved for issuance under this plan. No stock-based compensation expense was recognized during the three months ended March 31, 2023 related to the 2021 ESPP.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $1.7 million and $1.0 million during the three months ended March 31, 2023 and March 31, 2022, respectively. Stock-based compensation expense was classified as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$686	$580
General and administrative	1,048	441
Total stock-based compensation	$1,734	$1,021

At March 31, 2023, there was approximately $26.4 million unrecognized stock-based compensation expense related to unvested options, which is expected to be recognized over a weighted-average period of 2.99 years. At March 31, 2023, there was approximately $0.2 million unrecognized stock-based compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.09 years.

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

Upon issuance of each class of the Convertible Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed upon the issuance date of each class of the Convertible Preferred Stock or as of March 31, 2023 and December 31, 2022.

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

8. Common Stock

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board. During each of the three months ended March 31, 2023 and 2022, no dividends have been declared or paid.

Pre-funded Warrants

In connection with the Private Placement, the Company issued pre-funded warrants to purchase up to an aggregate of 2,980,889 shares of common stock at a purchase price of $7.2999 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock, is immediately exercisable and will remain exercisable until exercised in full. The pre-funded warrants have no expiration date and the price of the pre-funded warrants does not include any discounts. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of March 31, 2023, no pre-funded warrants were exercised.

The Company has reserved the following number of shares of common stock for the exercise of outstanding stock options and future issuance of stock-based awards.

	March 31, 2023	December 31, 2022
Common stock options	5,874,216	4,440,811
Pre-funded warrants	2,980,889	2,980,889
Shares available for issuance under the 2021 Plan	1,772,808	1,682,909
Shares available for issuance under the 2021 ESPP	572,254	286,127
Total common stock reserved for future issuance	11,200,167	9,390,736

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(19,795)	$(15,334)
Denominator:
Weighted-average common shares outstanding, basic and diluted	38,546,012	26,660,246
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.58)

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

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock – service based	5,663,587	3,712,784
Options to purchase common stock – performance based	210,629	210,629
Unvested restricted common stock	68,364	126,959
Total	5,942,580	4,050,372

10. Leases

In February 2021, the Company entered into an equipment lease with lease term of 24 months commencing in April 2021. The lease includes an option to purchase the equipment at fair market value at the end of the lease term.

In July 2021, the Company entered into a lease for laboratory space in Cambridge, Massachusetts, with an initial term of one year commencing in April 2021, with a month-to-month option to renew at the end of the initial lease term. At inception, the Company determined that it was reasonably certain that it would elect options to renew the lease through September 2022 and have included these renewal options into the initial determination of the lease term. In 2022, the Company further extended the lease term through February 28, 2023 and terminated the lease as of February 28, 2023 due to the Company's move to Watertown, Massachusetts as noted below.

In October 2021, the Company entered into a lease for its corporate headquarters in Cambridge, Massachusetts with an initial term of 14 months. In 2022, the Company extended the lease through January 31, 2023 and terminated the lease as of January 31, 2023 due to the Company's move to Watertown, Massachusetts as noted below. The lease payments during the three months ended March 31, 2023 were $74 thousand and the security deposit at March 31, 2023 was approximately $49 thousand.

Watertown, MA Lease

In September 2021, the Company entered into a lease for laboratory and office space in Watertown, Massachusetts with an initial term of ten years from the term commencement date of May 2022, and a five-year renewal option. The lease commenced for accounting purposes in the January 2023 when the leased space was made available for the Company’s use. As of the lease commencement date, the Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The monthly lease payment is approximately $154 thousand with annual escalation of approximately 3%. The lease includes a $3.7 million construction allowance. At the lease commencement date, the Company recorded an initial lease liability of $14.4 million and a right-of-use asset of $17.4 million. The components of lease expense for the three months ended March 31, 2023 were $481 thousand in operating lease expense and $177 thousand in variable lease expense. Variable lease expense generally includes common area maintenance and property taxes.

At March 31, 2023, the weighted-average remaining lease terms related to the finance and operating leases are 0.3 years and 9.7 years, respectively.

The weighted-average discount rates used at the time that the leases were evaluated were 5.18% for the finance leases and 7.55% for the operating leases that were still active as of March 31, 2023.

The Watertown lease began in January 2023, with minimum base rent payments ranging from $1.9 million annually and increasing to $2.1 million annually over the next 5 years. Future minimum lease payments due under the Company’s operating and finance lease liabilities as of March 31, 2023 are as follows:

	Operating Leases	Financing Leases
2023	1,625	12
2024	1,910	—
2025	1,968	—
2026	2,027	—
2027	2,088	—
2028 and thereafter	11,269	—
Total lease payments	20,887	12
Less: imputed interest	(6,209)	—
Total future minimum lease payments	$14,678	$12

11. Related Party Transactions

Atlas

The Company entered into various lease agreements with Atlas Venture Fund XII, L.P., a principal stockholder of the Company, and incurred lease costs of $43 thousand for the three months ended March 31, 2023, and $67 thousand for the three months ended March 31, 2022. The lease payments are included in general and administrative expenses for office space and research and development expenses for lab space in the condensed consolidated statements of operations and comprehensive loss. The Company terminated the lease for the laboratory space as of February 28, 2023 due to the Company's move to Watertown, Massachusetts, and therefore had no operating lease right-of-use asset or lease liability recorded as of March 31, 2023. As of March 31, 2023, the Company recognized $52 thousand in accrued expenses associated with the leases.

12. Commitments and Contingencies

License Agreement

The Company has a license agreement with Amgen (see Note 12 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

Letter of Credit

In September 2021, in connection with the Watertown, Massachusetts lease, the Company entered into a $0.9 million standby letter of credit which initially expired on September 10, 2022 and was renewed to expire on September 11, 2023. The standby letter of credit will automatically renew for subsequent annual periods through December 2032. Remittance of funds from the letter of credit was not probable and the full amount was available as of March 31, 2023. The Company did not recognize a liability in the condensed consolidated balance sheet.

Purchase Commitment

In November 2021, the Company entered into a statement of work ("SOW") with FUJIFILM Diosynth Biotechnologies Texas, LLC for $3.8 million under its existing master services agreement for the manufacturing of VGL101. If the Company terminates the SOW before completion, it may be required to pay fees ranging from 0% to 100%. The amount due upon an early termination depends on the length of time prior to the commencement of specific stages of the SOW. The SOW is expected to incur costs over approximately 2 years. As of March 31, 2023, approximately 10% of work has been completed on this SOW.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenses will be incurred and can be reasonably estimated. As of March 31, 2023, the Company does not have any significant legal disputes that require a loss liability to be recorded.

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are discretionary and contributions in the amount of $0.2 million were made during the three months ended March 31, 2023.

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

Our lead product candidate, VGL101, is currently being studied in IGNITE, a Phase 2 proof-of-concept trial in patients with ALSP as well as in an ongoing Phase 1 single and multiple ascending dose (SAD and MAD) healthy volunteer trial. In December 2022, we initiated IGNITE, the first-ever interventional trial for ALSP patients. ALSP is a rare, inherited, autosomal dominant neurological disease with high genetic penetrance. ALSP is caused by a loss-of-function mutation in the Colony Stimulating Factor 1 Receptor (CSF1R), a receptor that shares a common downstream signaling pathway with TREM2 and affects an estimated 10,000 people in the U.S., with similar prevalence in Europe and Japan. There are currently no approved therapies for ALSP, underscoring the unmet need for people living with this disease. The FDA has granted Fast Track designation and orphan drug designation for VGL101 for the treatment of ALSP. We plan to report six-month interim data from the first six patients enrolled in IGNITE during the fourth quarter of 2023. We are also conducting a Phase 1 SAD and MAD trial of VGL101 in healthy volunteers in the United States and Australia. In 2022, we reported interim topline data from the ongoing Phase 1 trial to evaluate the safety, tolerability, pharmacokinetics (PK) and pharmacodynamics (PD) of VGL101 in healthy volunteers. As of October 7, 2022, the trial had enrolled 82 healthy volunteers who received either VGL101 (n=68) at various doses up to 40 mg/kg or placebo (n=14). Based on these data, VGL101 was found to be generally well-tolerated at doses up to 40 mg/kg SAD and 20 mg/kg MAD. VGL101 showed a linear, predictable PK profile at all doses and a half-life that supported monthly IV dosing. Importantly, VGL101 achieved dose dependent, durable decreases in levels of soluble TREM2 ("sTREM2") in the cerebrospinal fluid (CSF) demonstrating proof of target engagement. VGL101 20 mg/kg repeat dosing was associated with robust reduction in sTREM2 levels and decreases were still observed 28 days after the third and final dose. VGL101 is the first antibody reported to demonstrate durability of TREM2 engagement in a clinical setting and showed durable increases in soluble CSF1R ("sCSF1R") levels in the CSF after repeat dosing. As of the date of this report, we have completed dosing of the 60 mg/kg SAD and MAD cohorts in Australia in which VGL101 continued to be safe and well tolerated. We plan to report the full data analysis from the Phase 1 trial during the second half of 2023.

Engagement with our stakeholders, including patients and scientific and provider communities, is central to our approach in rare neurodegenerative diseases. In 2021, we began ILLUMINATE, a natural history study of ALSP patients to better characterize the patient journey, inform our clinical trial design, and facilitate recruitment into our clinical trials. In December 2022, we reported interim data from the ongoing ILLUMINATE study comparing magnetic resonance imaging (MRI) findings and certain fluid biomarker levels in symptomatic ALSP participants versus prodromal (those with a confirmed CSF1R mutation and MRI findings but showing no clinical symptoms of ALSP) participants. At six months, volumetric MRI findings showed a greater disease progression for symptomatic ALSP participants versus prodromal participants, based on greater reductions in brain tissue volume and greater increases in white matter lesion and ventricular volume. Baseline levels of fluid biomarkers were found to be significantly different for ALSP participants including reduced sCSF1R levels for prodromal and symptomatic individuals versus healthy volunteers, and increased neurofilament light chain (NfL) levels by multiple-fold, indicative of active neurodegeneration, for symptomatic individuals versus prodromal and healthy individuals. In addition to ILLUMINATE, we established the world’s first patient-facing ALSP informational website to build disease awareness and actively support patient advocacy organizations. Through this work, we have created a strong global network of key opinion leaders (KOLs), centers of excellence, and genetic counseling practices that each treat ALSP patients and work with families affected by the disease. In May 2023, we announced the launch of ALSPAware, a new program providing genetic testing and counseling services for the diagnosis of ALSP. Developed with both patients and healthcare providers in mind, the program includes a single gene confirmatory test for individuals with a family history of ALSP, as well as a custom gene panel available for physicians to use in diagnosing late onset neurodegenerative diseases. Trained genetic counselors are available to facilitate testing and discuss results, and participants will have access to a range of specialized information and services created to support participants and their families. By increasing access to genetic testing for both individuals and healthcare providers, we believe ALSPAware has the potential to help reduce initial misdiagnosis of this disease, while also providing appropriate disease management services for those living with ALSP.

In addition to VGL101, we are developing novel small molecule TREM2 agonists designed to be suitable for oral delivery to treat common neurodegenerative diseases associated with microglial dysfunction, with an initial focus on AD in genetically defined subpopulations. Genome wide association studies (GWAS) have shown that a specific mutation in a TREM2 variant (R47H) has one of the strongest associations with the development of AD, second in magnitude only to that associated with the apolipoprotein E4 (ApoE4) genotype. Our strategy in AD is to initially target genetically defined AD subpopulations with microglia dysregulation including those carrying TREM2 and other variants. Our small molecule product candidates have a different mechanism of action and bind to a different site than VGL101, providing potential additional optionality in positioning these molecules in different patient populations and potential differentiation from TREM2 antibody therapeutics. These highly active, selective and brain-penetrant small molecule agonists are designed to act as a molecular glue that potentiates the TREM2 signaling response to natural damage ligands. Vigil has established that its small molecule agonists demonstrate on-target TREM2 activation across both common and rare TREM2 variants. We plan to submit an IND application and, subject to FDA clearance of the IND, initiate clinical development of our lead small molecule TREM2 agonist candidate in the fourth quarter of 2023.

We believe our microglia focus, precision medicine approach, and pipeline, which spans multiple modalities, strongly position us to become a differentiated leader in the neurodegenerative therapeutic space.

Recent Developments

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have raised approximately $313.0 million in gross proceeds primarily from equity offerings, including $140.0 million from convertible preferred stock, $98.0 million from our initial public offering (IPO) of our common stock, $53.3 million in private placement sales of our common stock, and $21.7 million from the sale of pre-funded warrants. As of March 31, 2023, we had $164.5 million of cash , cash equivalents, and marketable securities.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current therapeutic candidates or any future therapeutic candidates. Our accumulated deficit was $140.1 million at December 31, 2022 and $159.9 million at March 31, 2023, respectively. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future therapeutic candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Direct, external research and development expenses by program:
VGL101	$4,007	$3,581
Small molecule TREM2	4,378	2,606
Unallocated research and development expenses:
External costs and other	493	882
Facilities, personnel-related, and other	4,956	3,296
Total research and development expenses	$13,834	$10,365

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

Other Income (Expense)

Interest Income, net

Interest income, net primarily consists of interest earned from our cash, cash equivalents, and marketable securities. Our interest income has increased slightly since investing our cash in marketable securities during the three months ended March 31, 2023.

Other Expense, net

Other expense, net primarily consists of gains and losses from the remeasurement of foreign currency transactions into our functional currency.

Results of Operations

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 compared with three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Change
	($ in thousands)
Operating expenses:
Research and development	$13,834	$10,365	$3,469
General and administrative	6,941	4,967	1,974
Total operating expenses	20,775	15,332	5,443
Loss from operations	(20,775)	(15,332)	(5,443)
Other income (expense):
Interest income	985	2	983
Other income (expense), net	(5)	(4)	(1)
Total other expense, net	980	(2)	982
Net loss	$(19,795)	$(15,334)	$(4,461)

Research and Development Expenses

Research and development expenses were $13.8 million for the three months ended March 31, 2023, as compared to $10.4 million for the three months ended March 31, 2022. The increase of $3.4 million consisted primarily of the following:

•
$1.8 million of small molecule TREM2 agonist program expenses, including $0.9 million increase in pre-clinical expenses and $0.7 million increase in CMC expenses;
•
$1.7 million of facilities, personnel-related and other expenses, of which $1.3 million related to personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.2 million, and $0.3 million in facilities related expenses, including lease expenses; and
•
$0.9 million increase in VGL101 clinical related expenses.

The increase in research and development expenses were partially offset by decreases of $0.5 million in external VGL101 manufacturing expenses due to timing of manufacturing runs and $0.4 million in unallocated external research.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the three months ended March 31, 2023, as compared to $5.0 million for the three months ended March 31, 2022. The increase of $1.9 million consisted primarily of the following:

•
$1.2 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.5 million;
•
$0.7 million of professional fees, including legal and accounting expenses; and
•
$0.1 million of other headcount-related expenses and costs, primarily driven by an increase of $0.4 million in facilities expenses, partially offset by a $0.2 million decrease in human resources-related expenses and $0.1 million in business insurance.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our therapeutic candidates. Since our inception through March 31, 2023, we have funded our operations primarily with net proceeds from sales of our convertible preferred stock and common stock totaling gross proceeds of approximately $313.0 million. As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $164.5 million.

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

Based on our current operating plan, we expect our current cash and cash equivalents will be sufficient to fund our planned operating expenses and capital expenditures into the first quarter of 2025.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Net cash used in operating activities	$(22,186)	$(18,144)
Net cash used by investing activities	(69,004)	(142)
Net cash provided by financing activities	203	90,190
Net increase in cash, cash equivalents and restricted cash	$(90,987)	$71,904

Operating Activities

During the three months ended March 31, 2023, operating activities consisted primarily of our net loss of $19.8 million and $4.3 million of changes in operating assets and liabilities, partially offset by $1.7 million stock-based compensation expense and $0.3 million change in operating lease expenses. The net loss primarily consisted of $13.8 million of research and development expenses and $6.9 million of general and administrative expenses, partially offset by $1.0 million in interest income, net.

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

Investing Activities

During the three months ended March 31, 2023, net cash used for investing activities consisted of $68.5 million of purchases of marketable securities and $0.5 million of capital expenditures.

During the three months ended March 31, 2022, net cash used by investing activities consisted of $0.1 million of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2023, net cash provided from financing activities consisted of $214 thousand from the exercise of options, partially offset by $11 thousand related to finance lease obligations.

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

Contractual Obligations and Commitments

There have been no other material changes to the contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Recently Issued Accounting Pronouncements

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies judgement in evaluating the benefits of possible controls and procedures relative to their costs.

Our management has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any, or any significant revenue. Our net loss was $19.8 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $159.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

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

Our quarterly and annual operating results may fluctuate significantly in the future. From time to time, we may enter into license or collaboration agreements or strategic partnerships with other companies to gain access to new technologies, or to out-license our technologies. Any such agreement may include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Under our exclusive license agreement with Amgen, for example, we are required to pay Amgen up to $80.0 million upon the achievement of specified regulatory milestones for the first mAb TREM2 agonist product (mAb product), and first small molecule TREM2 agonist product (small molecule product), upon achievement of specified regulatory milestones, as well as aggregate milestone payments of up to $350.0 million upon achievement of specific commercial milestones across all such mAb products and small molecule products, and tiered royalties of low to mid-single-digit percentages on annual net sales of the products covered by the license. These milestone payments may vary significantly from period to period and the variance could cause a significant fluctuation in our operating results from one period to the next.

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

We may in the future rely on sales of our common shares through our at-the-market (ATM) offering program. Increased volatility and decreases in market prices of equity securities generally and of our common shares in particular may have an adverse impact on our willingness and/or ability to continue to sell our common shares through our ATM offering. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common shares.

On March 21, 2023, we filed a Registration Statement on Form S-3, as amended (the “2023 Shelf”) with the SEC, which was declared effective on March 30, 2023 (File No. 333-270710) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (the Sales Agent) to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2023 Shelf and subject to the limitations thereof. Under the terms of the Sale Agreement, we agreed to pay the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sale Agreement. As of May 10, 2023, we have not sold any shares of common stock under the ATM.

Given the volatility in the capital markets, we may not be willing or able to continue to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock. Investors who purchase shares in this offering at different times will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices and numbers of shares sold, and there is no minimum or maximum sales price. Investors may experience a decline in the value of their shares as a result of share sales made at prices lower than the prices they paid.

Subject to certain limitations in the sales agreement and compliance with applicable law, we have the discretion to deliver a placement notice to the Sales Agent at any time throughout the term of the Sale Agreement. The number of shares that are sold by the Sales Agent after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with the Sales Agent in any instruction to sell shares, and the demand for our common stock during the sales period. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares or the gross proceeds to be raised in connection with those sales, if any, that will be ultimately issued.

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

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (“SVB”), Signature Bank and Silvergate Capital Corp. were all swept into receivership. The Department of the Treasury, the Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") released a statement that indicated that all depositors of SVB would have access to all of their funds, including funds held in uninsured deposit accounts, after only one business day of closure. The U.S.

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

We have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of these bank failures. However, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

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

We could encounter delays in our development plans if a clinical trial is suspended, placed on clinical hold or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities or recommended for suspension or termination by the Data Safety Monitoring Board (DSMB) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

The results from early preclinical studies of a therapeutic candidate may not predict the results of later preclinical studies and any clinical trials of the therapeutic candidate. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of VGL101 and other potential therapeutic candidates, and although VGL101 is currently being studied in a Phase 1 clinical trial in healthy volunteers and a Phase 2 clinical trial in ALSP patients has been initiated, we have not completed any trials in ALSP patients, and we do not know whether performance in preclinical studies or ongoing clinical trials will be indicative of the performance of VGL101 in ALSP patients. Similarly, we do not know whether performance of our other potential therapeutic candidates in preclinical studies will be indicative of the performance in clinical trials. The positive results we have observed for our therapeutic candidates in early, GLP and non-GLP preclinical studies, animal and in vitro models may not be predictive of our future clinical trials in humans. This may be a result of technical challenges unique to that program or due to biology risk, which is unique to every program. As we progress our programs through clinical development, there may be new technical challenges that arise that cause an entire program to fail. Furthermore, for some indications that we are considering or pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. Unexpected observations or toxicities observed in these studies, or in IND-enabling studies for any of our other development programs, could delay clinical trials for VGL101 or our other development programs.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our therapeutic candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send status updates on such studies to the FDA every 180 days to be publicly posted by the agency, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

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

In July 2020, we acquired an exclusive, royalty-bearing license to certain intellectual property rights owned or controlled by Amgen, to commercially develop, manufacture, use, distribute and sell therapeutic products containing compounds that bind to TREM2 (the Amgen Agreement). Under the Amgen Agreement, in consideration for the license, we made an upfront payment of $500,000 and also issued 6,928,566 shares of our Series A preferred stock to Amgen at the time of the initial closing with a subsequent 1,963,093 shares of our Series A preferred stock issued at the time of the milestone closing. As additional consideration for the license, we are required to pay Amgen up to $80.0 million in the aggregate upon the achievement of specified regulatory milestones for the first monoclonal antibody TREM2 agonist (mAb) product and the first small molecule TREM2 agonist product and aggregate milestone payments of up to $350.0 million upon the achievement of specific commercial milestones across all such mAb products and small molecule products. No regulatory or commercial milestones have been achieved to date under the license agreement. We are also required to pay tiered royalties of low to mid single-digit percentages on annual net sales of the products covered by the license. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition. For more information on the terms of the license agreement with Amgen, see Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Any therapeutic candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, and advertising and promotional activities for such product, among other things. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality contrmol, quality assurance, and corresponding maintenance of records and documents, compliance with applicable product tracking and tracing requirements, requirements regarding the distribution of samples to physicians and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval.

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

We could incur significant costs and liabilities which may adversely affect our financial condition and operating results for failure to comply with such laws and regulations, including, among other things, civil or criminal fines and penalties, property damage and personal injury claims, costs and claims associated with upgrades, maintenance and construction at our facilities or changes to our operating procedures, or injunctions limiting or altering our operations. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

We are highly dependent on the expertise of our executive officers. Although we have entered into employment agreements and/or offer letters with our executive officers, each of them may terminate their employment with us at any time. Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, clinical, regulatory, manufacturing and management skills and experience. We conduct our operations in the greater Boston area, a region that is home to many other pharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among pharmaceutical companies. Many of the other pharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our therapeutic candidates and to grow our business and operations as currently contemplated.

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

As of April 30, 2023, we had 59 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including identifying, recruiting, integrating, maintaining and motivating additional employees and managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 81% of our outstanding voting stock as of April 30, 2023 based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act.

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

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our most recent annual report on Form 10-K, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus dated January 6, 2022 and filed with the SEC on January 10, 2022, pursuant to Rule 424(b)(4) (File No. 333-261230) of the Securities Act, however, as previously disclosed, we are no longer planning to pursue the Phase 1b biomarker trial of VGL101 or the Phase 2 clinical trial of VGL101 for the treatment of cALD, which will reduce the use of proceeds used for those programs.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 001-41200) filed on January 11, 2022).

3.2	Amended and Restated Bylaws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K (File No. 001-41200) filed on January 11, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Vigil Neuroscience, Inc.

Date: May 10, 2023	By:	/s/ Ivana Magovčević-Liebisch
Ivana Magovčević-Liebisch, PhD, JD
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)