Form 10-Q
period 2023-06-30
Vigil Neuroscience, Inc.
filed 2023-08-08
CIK 1827087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2023 was 35,873,421, par value $0.0001 per share.

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
•
the effect of a public health crisis, such as the COVID-19 pandemic, on any of the foregoing or other aspects of our business operations, including any negative impact on enrollment in our ongoing clinical trial as well as any other impacts on our existing and future clinical trials or our preclinical studies; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$58,741	$186,605
Marketable securities	91,423	—
Prepaid expenses and other current assets	5,555	11,200
Total current assets	155,719	197,805
Property and equipment, net	1,898	1,184
Operating lease right-of-use assets	16,805	141
Financing lease right-of-use assets	60	70
Restricted cash	927	927
Other assets	—	266
Total assets	$175,409	$200,393
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,362	$1,942
Accrued expenses and other current liabilities (1)	5,001	9,194
Operating lease liabilities	802	153
Financing lease liabilities	2	23
Total current liabilities	8,167	11,312
Operating lease liabilities, net of current portion	13,406	—
Total liabilities	21,573	11,312
Commitments and contingencies (Note 12)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 0 share issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2023 and December 31, 2022; 35,906,037 shares issued as of June 30, 2023 and 35,664,658 shares issued as of December 31, 2022; and 35,861,714 shares outstanding as of June 30, 2023 and 35,620,335 shares outstanding as of December 31, 2022	4	4
Additional paid-in capital	334,005	329,211
Accumulated other comprehensive income (loss)	(70)	—
Accumulated deficit	(180,103)	(140,134)
Total stockholders’ equity	153,836	189,081
Total liabilities and stockholders’ equity	$175,409	$200,393

(1)
Includes related party amounts of $0 (accrued expenses and other current liabilities) at June 30, 2023; $78 (accrued expenses and other current liabilities) at December 31, 2022 (see Note 11).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development (2)	$14,903	$12,097	$28,737	$22,462
General and administrative	7,010	4,945	13,951	9,912
Total operating expenses	21,913	17,042	42,688	32,374
Loss from operations	(21,913)	(17,042)	(42,688)	(32,374)
Other income (expense):
Interest income, net	1,746	32	2,731	34
Other income (expense), net	(7)	(5)	(12)	(9)
Total other income (expense), net	1,739	27	2,719	25
Net loss	$(20,174)	$(17,015)	$(39,969)	$(32,349)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.60)	$(1.04)	$(1.18)
Weighted-average common shares outstanding, basic and diluted	38,657,205	28,150,051	38,601,916	27,409,264
Comprehensive loss:
Net loss	$(20,174)	$(17,015)	$(39,969)	$(32,349)
Unrealized gain (loss) on available for sale securities	(176)	—	(70)	—
Total comprehensive loss	$(20,350)	$(17,015)	$(40,039)	$(32,349)

(2)
Includes related party amounts of $7 and $50 for the three and six months ended June 30, 2023, and $75 and $142 for the three and six months ended June 30, 2022 (see Note 11).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	54,179,688	$161,939	1,724,950	$—	$2,386	$—	$(71,829)	$(69,443)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(54,179,688)	(161,939)	19,536,870	2	161,937	—	—	161,939
Issuance of common stock from initial public offering, net of issuance costs of $10.0 million	—	—	7,000,000	1	87,985	—	—	87,986
Exercise of stock options	—	—	4,995	—	9	—	—	9
Stock-based compensation	—	—	—	—	1,021	—	—	1,021
Net loss	—	—	—	—	—	—	(15,334)	(15,334)
Balances at March 31, 2022	—	$—	28,266,815	$3	$253,338	$—	$(87,163)	$166,178
Exercise of stock options	—	—	799	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,461	—	—	1,461
Net loss	—	—	—	—	—	—	(17,015)	(17,015)
Balances at June 30, 2022	—	$—	28,267,614	$3	$254,801	$—	$(104,178)	$150,626

Balances at December 31, 2022	—	$—	35,620,335	$4	$329,211	$—	$(140,134)	$189,081
Exercise of stock options	—	—	45,449	—	214	—	—	214
Stock-based compensation	—	—	—	—	1,734	—	—	1,734
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	106	—	106
Net loss	—	—	—	—	—	—	(19,795)	(19,795)
Balances at March 31, 2023	—	$—	35,665,784	$4	$331,159	$106	$(159,929)	$171,340
Exercise of stock options	—	—	195,930	—	589	—	—	589
Stock-based compensation	—	—	—	—	2,257	—	—	2,257
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	—	(20,174)	(20,174)
Balances at June 30, 2023	—	$—	35,861,714	$4	$334,005	$(70)	$(180,103)	$153,836

The accompanying notes are an integral part of these condensed consolidated financial statements

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(39,969)	$(32,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,991	2,482
Non-cash operating lease expense	681	447
Depreciation and amortization	176	36
Amortization of premium/discount on marketable securities	(1,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,593	(235)
Other non-current assets	—	789
Accounts payable	419	(2,390)
Accrued expenses and other current liabilities	(4,193)	(473)
Operating lease liabilities	(237)	(444)
Net cash used in operating activities	(37,539)	(32,137)
Cash flows from investing activities:
Purchases of marketable securities	(102,493)	—
Proceeds from maturities of marketable securities	12,000	—
Purchases of property and equipment	(614)	(233)
Net cash used in investing activities	(91,107)	(233)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	89,872
Payments of finance lease obligations	(21)	(21)
Proceeds from stock options exercised	803	11
Net cash provided by financing activities	782	89,862
Net increase in cash and cash equivalents	(127,864)	57,492
Cash, cash equivalents and restricted cash at beginning of period	187,532	92,347
Cash, cash equivalents and restricted cash at end of period	$59,668	$149,839
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A & Series B Preferred Stock to common stock, net of Issuance costs	$—	$161,939
Deferred offering costs paid in the prior year	$—	$1,887
Right-of-use assets obtained in exchange for operating lease liabilities	$14,292	$77
Prepaid rent reclassified to right-of-use assets	$2,887	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$129

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

The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, completing preclinical studies and clinical trials, the ability to raise additional capital to fund operations, obtaining regulatory approval for therapeutic candidates, market acceptance of products, competition from substitute products, protection of proprietary intellectual property, compliance with government regulations, dependence on key personnel, reliance on third-party organizations and the clinical and commercial success of its therapeutic candidates. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2023, the Company had cash, cash equivalents, and marketable securities of $150.2 million and an accumulated deficit of $180.1 million. In January 2022, the Company completed its initial public offering (“IPO”) of its common stock which resulted in net proceeds of $88.0 million. In August 2022, the Company completed a private placement financing, which resulted in net proceeds of $71.3 million. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its cash and cash equivalents will be sufficient to fund current operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

On March 21, 2023, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock, through the Agent, as its sales agent. As of August 7, 2023, no shares were sold under the Sales Agreement.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities when purchased of three months or less that are readily convertible to known amounts of cash to be cash equivalents. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments. At June 30, 2023 and December 31, 2022, the Company’s cash equivalents were in money market funds and government securities. As of each balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the amounts reported in the condensed consolidated statement of cash flows (in thousands):

	June 30, 2023	June 30, 2022

Cash and cash equivalents	$58,741	$148,912
Restricted cash, non-current	927	927
Total cash, cash equivalents and restricted cash	$59,668	$149,839

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

3. Fair Value Measurements and Financial Instruments

The following table presents the Company’s fair value hierarchy for its asset items that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$50,702	$—	$—	$50,702
Corporate bonds	—	2,589	—	2,589
Total cash equivalents	$50,702	$2,589	$—	$53,291
Marketable securities
U.S. government securities	—	76,584	—	76,584
Corporate bonds	—	14,839	—	14,839
Total marketable securities	$—	$91,423	$—	$91,423
Restricted cash (non-current)	927	—	—	927
Total	$51,629	$94,012	$—	$145,641

	Fair Value Measurement at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$156,219	$—	$—	$156,219
Restricted cash (non-current)	927	—	—	927
Total	$157,146	$—	$—	$157,146

Marketable securities

The following table summarizes the Company’s marketable securities as of June 30, 2023 (in thousands):

	At June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$76,634	$2	$(52)	$76,584
Corporate bonds	$14,859	$4	$(24)	$14,839
Total	$91,493	$6	$(76)	$91,423

The following table summarizes the Company’s marketable securities by maturity as of June 30, 2023 (in thousands):

At June 30, 2023
Maturities in one year or less	$86,107
Maturities between one and two years	5,316
Total	$91,423

As of June 30, 2023, the Company held 33 securities, 29 of which were in an unrealized loss position. All investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company's intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of June 30, 2023. The Company did not recognize any credit losses during the three and six months ended June 30, 2023 and 2022. Additionally, there were no realized gains or losses on marketable securities for the three and six months ended June 30, 2023 and 2022.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Research and development	$3,615	$6,670
Construction related prepaid assets	—	3,769
Business insurance	762	133
Other	1,178	628
Total	$5,555	$11,200

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Payroll and employee related	$2,154	$3,512
Research and development	1,621	2,894
Professional fees	931	986
Construction related	78	1,416
Other	217	386
Total	$5,001	$9,194

6. Stock-Based Compensation

2020 Equity Incentive Plan

The Company's 2020 Equity Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K. As of June 30, 2023, there were 2,508,398 options outstanding under the 2020 Plan.

2021 Stock Option and Incentive Plan

The Company's 2021 Stock Option and Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K. On January 1, 2023, the shares reserved for future grants under the 2021 Plan increased by 1,781,017 pursuant to the 2021 Plan Evergreen Provision. In March of 2023, as part of the Company's annual grant of equity, the Company granted 1,348,380 stock options to employees. As of June 30, 2023, there were 3,252,644 options outstanding under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company's 2021 Employee Stock Purchase Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K. On January 1, 2023, the shares reserved for future grants under the 2021 ESPP increased by 286,127 pursuant to the 2021 Plan Evergreen Provision. As of June 30, 2023, a total of 572,254 shares of common stock were reserved for issuance under this plan. No stock-based compensation expense was recognized during the three and six months ended June 30, 2023 related to the 2021 ESPP.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2.3 million and $4.0 million during the three and six months ended June 30, 2023, respectively, and recorded $1.5 million and $2.5 million during the three and six months ended June 30, 2022, respectively. Stock-based compensation expense was classified as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$891	$608	$1,577	$1,049
General and administrative	1,366	853	2,414	1,433
Total stock-based compensation	$2,257	$1,461	$3,991	$2,482

At June 30, 2023, there was approximately $24.8 million unrecognized stock-based compensation expense related to unvested options, which is expected to be recognized over a weighted-average period of 2.78 years. At June 30, 2023, there was approximately $0.1 million unrecognized stock-based compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 0.84 years.

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

Upon issuance of each class of the Convertible Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed upon the issuance date of each class of the Convertible Preferred Stock or as of June 30, 2023 and December 31, 2022.

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

8. Common Stock

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board. During each of the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022, no dividends have been declared or paid.

Pre-funded Warrants

In connection with the Private Placement, the Company issued pre-funded warrants to purchase up to an aggregate of 2,980,889 shares of common stock at a purchase price of $7.2999 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock, is immediately exercisable and will remain exercisable until exercised in full. The pre-funded warrants have no expiration date and the price of the pre-funded warrants does not include any discounts. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of June 30, 2023, no pre-funded warrants were exercised.

The Company has reserved the following number of shares of common stock for the exercise of outstanding stock options and future issuance of stock-based awards.

	June 30, 2023	December 31, 2022
Common stock options	5,761,042	4,440,811
Pre-funded warrants	2,980,889	2,980,889
Shares available for issuance under the 2021 Plan	1,673,053	1,682,909
Shares available for issuance under the 2021 ESPP	572,254	286,127
Total common stock reserved for future issuance	10,987,238	9,390,736

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(20,174)	$(17,015)	$(39,969)	$(32,349)
Denominator:
Weighted-average common shares outstanding, basic and diluted	38,657,205	28,150,051	38,601,916	27,409,264
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.60)	$(1.04)	$(1.18)

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

	As of June 30,
	2023	2022
Options to purchase common stock – service based	5,550,413	4,162,669
Options to purchase common stock – performance based	210,629	210,629
Unvested restricted common stock	53,715	112,311
Total	5,814,757	4,485,609

10. Leases

In February 2021, the Company entered into an equipment lease with lease term of 24 months with rent commencing in the third quarter of 2021. The lease includes an option to purchase the equipment at fair market value at the end of the lease term. The Company has notified the vendor of its intent to exercise the purchase option.

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

In October 2021, the Company entered into a lease for its corporate headquarters in Cambridge, Massachusetts with an initial term of 14 months. In 2022, the Company extended the lease through January 31, 2023 and terminated the lease as of January 31, 2023 due to the Company's move to Watertown, Massachusetts as noted below. The lease payments during both the three and six months ended June 30, 2023 was $74 thousand. The Company received their security deposit of approximately $49 thousand in the second quarter of 2023.

Watertown, MA Lease

In September 2021, the Company entered into a lease for laboratory and office space in Watertown, Massachusetts with an initial term of ten years from the rent commencement date of December 2022, and a five-year renewal option. The lease commenced for accounting purposes in the January 2023 when the leased space was made available for the Company’s use. As of the lease commencement date, the Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The monthly lease payment is approximately $0.2 million with annual escalation of approximately 3%. The lease includes a $3.7 million construction allowance. At the lease commencement date, the Company recorded an initial lease liability of $14.3 million and a right-of-use asset of $17.3 million. The components of lease expense for the three and six months ended June 30, 2023 were $0.6 million and $1.1 million in operating lease expense, respectively, and $0.2 million and $0.4 million in variable lease expense, respectively. Variable lease expense generally includes common area maintenance, property taxes, and utilities.

At June 30, 2023, the weighted-average remaining lease terms related to the finance and operating leases are 0.1 years and 9.4 years, respectively.

The weighted-average discount rates used at the time that the leases were evaluated were 5.14% for the finance leases and 7.55% for the operating leases that were still active as of June 30, 2023.

The Watertown lease began in January 2023, with minimum base rent payments ranging from $1.9 million annually and increasing to $2.1 million annually over the next 5 years. Future minimum lease payments due under the Company’s operating and finance lease liabilities as of June 30, 2023 are as follows:

	Operating Leases	Financing Leases
2023	886	2
2024	1,910	—
2025	1,968	—
2026	2,027	—
2027	2,088	—
2028 and thereafter	11,269	—
Total lease payments	20,148	2
Less: imputed interest	(5,940)	—
Total future minimum lease payments	$14,208	$2

11. Related Party Transactions

Atlas

The Company entered into various lease agreements with Atlas Venture Fund XII, L.P., a principal stockholder of the Company, and incurred lease costs of $50 thousand for the six months ended June 30, 2023, and $142 thousand for the six months ended June 30, 2022. The lease payments are included in general and administrative expenses for office space and research and development expenses for lab space in the condensed consolidated statements of operations and comprehensive loss. The Company terminated the lease for the laboratory space as of February 28, 2023 due to the Company's move to Watertown, Massachusetts, and therefore had no operating lease right-of-use asset or lease liability recorded as of June 30, 2023. As of June 30, 2023, the Company has no costs in accrued expenses associated with the leases.

12. Commitments and Contingencies

License Agreement

The Company has a license agreement with Amgen (see Note 12 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

Letter of Credit

In September 2021, in connection with the Watertown, Massachusetts lease, the Company entered into a $0.9 million standby letter of credit which initially expired on September 10, 2022 and was renewed to expire on September 11, 2023. The standby letter of credit will automatically renew for subsequent annual periods through December 2032. Remittance of funds from the letter of credit was not probable and the full amount was available as of June 30, 2023. The Company did not recognize a liability in the condensed consolidated balance sheet.

Purchase Commitment

In November 2021, the Company entered into a statement of work ("SOW") with FUJIFILM Diosynth Biotechnologies Texas, LLC for $3.8 million under its existing master services agreement for the manufacturing of VGL101. If the Company terminates the SOW before completion, it may be required to pay fees ranging from 0% to 100%. The amount due upon an early termination depends on the length of time prior to the commencement of specific stages of the SOW. The SOW is expected to incur costs over approximately 2 years. As of June 30, 2023, approximately 56% of work has been completed on this SOW.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenses will be incurred and can be reasonably estimated. As of June 30, 2023, the Company does not have any significant legal disputes that require a loss liability to be recorded.

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are discretionary and contributions in the amount of $0.3 million were made during the six months ended June 30, 2023.

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

Overview

We are a clinical-stage biotechnology company dedicated to improving the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia. Microglia are the sentinel immune cells of the brain and play a critical role in maintaining central nervous system (CNS) health and responding to damage caused by disease. Leveraging recent research implicating microglial dysfunction in neurodegenerative diseases, we utilize a precision medicine approach to develop a pipeline of therapeutic candidates, initially addressing genetically defined patient subpopulations, that we believe will activate and restore microglial function. Our first therapeutic candidates are designed to activate Triggering Receptor Expressed on Myeloid Cells 2 (TREM2), a key microglial receptor protein that mediates responses to environmental signals in order to maintain brain health and whose dysfunction is linked to neurodegeneration. We have two main programs that are designed to target TREM2. Our lead product candidate, VGL101, is a fully human monoclonal antibody (mAb) TREM2 agonist (or activator) that is currently being studied in a Phase 2 proof-of-concept trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP), a rare and fatal neurodegenerative disease. Our second program is a small molecule TREM2 agonists with an initial focus on Alzheimer’s disease (AD) in genetically defined subpopulations. We expect to submit an Investigational New Drug (IND) application to the U.S. Food and Drug Administration (FDA) for this program, and subject to FDA clearance of the IND, initiate clinical development in healthy volunteers.

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

Our lead product candidate, VGL101, is currently being studied in IGNITE, a Phase 2 proof-of-concept trial and the first-ever interventional trial for ALSP patients. ALSP is a rare, inherited, autosomal dominant neurological disease with high genetic penetrance. ALSP is caused by a loss-of-function mutation in the Colony Stimulating Factor 1 Receptor (CSF1R), a receptor that shares a common downstream signaling pathway with TREM2 and affects an estimated 10,000 people in the U.S., with similar prevalence in Europe and Japan. There are currently no approved therapies for ALSP, underscoring the unmet need for people living with this disease. The FDA has granted Fast Track designation and orphan drug designation for VGL101 for the treatment of ALSP. We plan to report six-month interim data from the first six patients enrolled in IGNITE during the fourth quarter of 2023. We are also conducting a Phase 1 SAD and MAD trial of VGL101 in healthy volunteers in the United States and Australia. In 2022, we reported interim topline data from the ongoing Phase 1 trial to evaluate the safety, tolerability, pharmacokinetics (PK) and pharmacodynamics (PD) of VGL101 in healthy volunteers. As of October 7, 2022, the trial had enrolled 82 healthy volunteers who received either VGL101 (n=68) at various doses up to 40 mg/kg or placebo (n=14). Based on these data, VGL101 was found to be generally well-tolerated at doses up to 40 mg/kg SAD and 20 mg/kg MAD. VGL101 showed a linear, predictable PK profile at all doses and a half-life that supported monthly IV dosing. Importantly, VGL101 achieved dose dependent, durable decreases in levels of soluble TREM2 ("sTREM2") in the cerebrospinal fluid (CSF) demonstrating proof of target engagement. VGL101 20 mg/kg repeat dosing was associated with robust reduction in sTREM2 levels and decreases were still observed 28 days after the third and final dose. VGL101 is the first antibody reported to demonstrate durability of TREM2 engagement in a clinical setting and showed durable increases in soluble CSF1R ("sCSF1R") levels in the CSF after repeat dosing. As of the date of this report, we have completed dosing of the 60 mg/kg SAD and MAD cohorts in Australia in which VGL101 continued to be safe and well tolerated. We plan to report the full data analysis from the Phase 1 trial during the third quarter of 2023.

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

Recent Developments

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have raised approximately $313.0 million in gross proceeds primarily from equity offerings, including $140.0 million from convertible preferred stock, $98.0 million from our initial public offering (IPO) of our common stock, $53.3 million in private placement sales of our common stock, and $21.7 million from the sale of pre-funded warrants. As of June 30, 2023, we had $150.2 million of cash, cash equivalents, and marketable securities.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current therapeutic candidates or any future therapeutic candidates. Our accumulated deficit was $140.1 million at December 31, 2022 and $180.1 million at June 30, 2023, respectively. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future therapeutic candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

As a result, we will require substantial additional funding to develop our therapeutic candidates and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include proceeds from potential collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the Russia/Ukraine military conflict and otherwise. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our therapeutic candidates or grant rights to develop and market therapeutic candidates that we would otherwise prefer to develop and market ourselves.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)		($ in thousands)
Direct, external research and development expenses by program:
VGL101	$5,504	$4,842	$9,511	$8,423
Small molecule TREM2	3,657	2,871	8,035	5,477
Unallocated research and development expenses:
External costs and other	757	858	1,250	1,740
Facilities, personnel-related, and other	4,985	3,526	9,941	6,822
Total research and development expenses	$14,903	$12,097	$28,737	$22,462

Research and development activities are central to our business model. Therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase over the next several years as we expect to (i) continue clinical development of our VGL101 program, (ii) advance our small molecule TREM2 agonist program into initial clinical trials, (iii) develop VGL101 for other indications, including other rare leukodystrophies, and leukoencephalopathies, and (iv) expand our modality agnostic product pipeline to other microglia targets beyond TREM2.

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

Other Income (Expense)

Interest Income, net

Interest income, net primarily consists of interest earned from our cash, cash equivalents, and marketable securities. Our interest income has increased since we began investing our cash in marketable securities during the first quarter of 2023.

Other Expense, net

Other expense, net primarily consists of gains and losses from the remeasurement of foreign currency transactions into our functional currency.

Results of Operations

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 compared with three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Change
	($ in thousands)
Operating expenses:
Research and development	$14,903	$12,097	$2,806
General and administrative	7,010	4,945	2,065
Total operating expenses	21,913	17,042	4,871
Loss from operations	(21,913)	(17,042)	(4,871)
Other income (expense):
Interest income	1,746	32	1,714
Other income (expense), net	(7)	(5)	(2)
Total other income (expense), net	1,739	27	1,712
Net loss	$(20,174)	$(17,015)	$(3,159)

Research and Development Expenses

Research and development expenses were $14.9 million for the three months ended June 30, 2023, as compared to $12.1 million for the three months ended June 30, 2022. The increase of $2.8 million consisted primarily of the following:

•
$1.5 million of facilities, personnel-related and other expenses, of which $1.0 million related to personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.3 million, and $0.8 million in facilities related expenses, including lab lease expenses;
•
$0.8 million increase in small molecule TREM2 agonist program expenses, primarily driven by an increase in pre-clinical expenses; and
•
$0.7 million of VGL101 related expenses, including $0.6 million increase in clinical related expenses.

The increase in research and development expenses were partially offset by a decrease of $0.2 million in VGL101 pre-clinical related expenses.

General and Administrative Expenses

General and administrative expenses were $7.0 million for the three months ended June 30, 2023, as compared to $4.9 million for the three months ended June 30, 2022. The increase of $2.1 million consisted primarily of the following:

•
$1.0 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.5 million;
•
$0.8 million of other headcount-related expenses and costs, primarily driven by an increase of $0.3 million in facilities expenses and $0.3 million in human resources-related expenses; and
•
$0.2 million of professional fees, including legal and accounting expenses.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 compared with six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Change
	($ in thousands)
Operating expenses:
Research and development	$28,737	$22,462	$6,275
General and administrative	13,951	9,912	4,039
Total operating expenses	42,688	32,374	10,314
Loss from operations	(42,688)	(32,374)	(10,314)
Other income (expense):
Interest income	2,731	34	2,697
Other income (expense), net	(12)	(9)	(3)
Total other expense, net	2,719	25	2,694
Net loss	$(39,969)	$(32,349)	$(7,620)

Research and Development Expenses

Research and development expenses were $28.7 million for the six months ended June 30, 2023, as compared to $22.5 million for the six months ended June 30, 2022. The increase of $6.3 million consisted primarily of the following:

•
$3.1 million of facilities, personnel-related and other expenses, of which $2.2 million related to personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.5 million, and $0.9 million in facilities related expenses, including lab lease expenses;
•
$2.6 million of small molecule TREM2 agonist program expenses, including $1.9 million increase in pre-clinical expenses, $0.4 million increase in consulting related expenses and $0.2 million increase in CMC expenses; and
•
$1.1 million increase in VGL101 primarily driven by the increase in clinical related expenses.

The increase in research and development expenses were partially offset by a decrease of $0.5 million in general research activities.

General and Administrative Expenses

General and administrative expenses were $14.0 million for the six months ended June 30, 2023, as compared to $9.9 million for the six months ended June 30, 2022. The increase of $4.1 million consisted primarily of the following:

•
$2.2 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $1.0 million;
•
$1.0 million of professional fees, including legal and accounting expenses; and
•
$0.9 million of other headcount-related expenses and costs, primarily driven by an increase of $0.8 million in facilities expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our therapeutic candidates. Since our inception through June 30, 2023, we have funded our operations primarily with net proceeds from sales of our convertible preferred stock and common stock totaling gross proceeds of approximately $313.0 million. As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $150.2 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	($ in thousands)
Net cash used in operating activities	$(37,539)	$(32,137)
Net cash used by investing activities	(91,107)	(233)
Net cash provided by financing activities	782	89,862
Net increase in cash, cash equivalents and restricted cash	$(127,864)	$57,492

Operating Activities

During the six months ended June 30, 2023, operating activities consisted primarily of our net loss of $40.0 million, $1.0 million of amortization of discount on marketable securities and $1.4 million of changes in operating assets and liabilities, partially offset by $4.0 million stock-based compensation expense and $0.7 million change in operating lease expenses. The net loss primarily consisted of $28.7 million of research and development expenses and $13.9 million of general and administrative expenses, partially offset by $2.7 million in interest income, net.

During the six months ended June 30, 2022, operating activities consisted primarily of our net loss of $32.3 million and $2.8 million of changes in operating assets and liabilities, partially offset by $2.5 million stock-based compensation expense and $0.4 million change in operating lease expenses. The net loss primarily consisted of $22.5 million of research and development expenses, and $9.9 million of general and administrative expenses.

Investing Activities

During the six months ended June 30, 2023, net cash used for investing activities consisted of $102.5 million of purchases of marketable securities and $0.6 million of capital expenditures, partially offset by $12.0 million proceeds from maturities of marketable securities.

During the six months ended June 30, 2022, net cash used by investing activities consisted of $0.2 million of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2023, net cash provided from financing activities consisted of $803 thousand from the exercise of options, partially offset by $21 thousand related to finance lease obligations.

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

Until such time, if ever, as we can generate significant revenue from product sales or other sources, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include proceeds from potential collaborations, strategic partnerships or marketing, distribution, licensing or other similar arrangements with third parties. However, we may be unable to raise additional funds or enter into such agreements or arrangements on favorable terms, or at all. Market volatility resulting from the Russia/Ukraine military conflict or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Any future debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any, or any significant revenue. Our net loss was $40.0 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $180.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

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
•
the changing and volatile global economic and political environment, including inflation or political instability in particular foreign economies and markets; and
•
the impact of the Russia/Ukraine conflict on the global economy, including causing or contributing to global supply chain disruption, price fluctuations, including increased costs for raw materials, and other significant economic and social effects.

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

We may in the future rely on sales of our common shares through our at-the-market (ATM) offering program. Increased volatility and decreases in market prices of equity securities generally and of our common shares in particular may have an adverse impact on our willingness and/or ability to sell our common shares through our ATM offering. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common shares.

On March 21, 2023, we filed a Registration Statement on Form S-3, as amended (the “2023 Shelf”) with the SEC, which was declared effective on March 30, 2023 (File No. 333-270710) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (the Sales Agent) to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2023 Shelf and subject to the limitations thereof. Under the terms of the Sale Agreement, we agreed to pay the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sale Agreement. As of August 7, 2023, we have not sold any shares of common stock under the ATM.

Given the volatility in the capital markets, we may not be willing or able to raise equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock. Investors who purchase shares in this offering at different times will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices and numbers of shares sold, and there is no minimum or maximum sales price. Investors may experience a decline in the value of their shares as a result of share sales made at prices lower than the prices they paid.

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

We are early in our development efforts, and we have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have invested substantially all of our research efforts to date in identifying potential therapeutic candidates and conducting preclinical and clinical studies. As an early stage company, our experience in conducting clinical trials is limited. Our lead therapeutic candidate, VGL101, is our only product candidate in clinical development. VGL101, a TREM2 agonist, currently is being studied in two clinical trials, notably a Phase 1 dose escalation clinical trial in healthy volunteers and a Phase 2 clinical trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP). In addition, we are conducting a non-interventional natural history study to study patients with ALSP.

In addition, we have a small molecule TREM2 agonist program that is being prepared for an investigational new drug (IND) filing. We may never advance these or any future therapeutic candidates to an IND filing or receive clearance from the FDA to commence additional clinical trials for our therapeutic candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

Failure to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or similar regulatory authorities outside the U.S. may delay or prevent us from initiating or continuing clinical trials for our therapeutic candidates. Because the target patient populations for some of our therapeutic candidates, in particular for rare diseases such as the ones on which we are initially focused, are relatively small, it may be difficult to successfully identify patients for inclusion in clinical trials. This is especially important as we may offer to certain volunteers of our natural history study enrollment in our interventional clinical trial for ALSP and therefore any potential delays in enrollment in the natural history study could have adverse consequences for our clinical development program for VGL101.

In addition, we may experience delays or disruptions in the initiation of or enrollment in our clinical trials due to external factors such as changes in local site or IRB policies, availabilities or changes of site staff, or a public health crisis. Furthermore, some of our competitors have ongoing clinical trials for therapeutic candidates that treat the same indications we plan to target with our therapeutic candidates, such as Alzheimer’s disease and rare leukoencephalopathies and leukodystrophies, such as MLD and Krabbe, and may in the future initiate trials in our lead indication, ALSP. Accordingly, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ therapeutic candidates. Patient enrollment and trial competition may be affected by other factors including:

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

If any of our therapeutic candidates reach the market, safety problems may thereafter occur or be identified and we may make the decision or be required by regulatory authorities to amend the labeling of our therapeutics, recall our therapeutics or even withdraw approval for our therapeutics, or, if applicable, pause or terminate any ongoing studies.

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

The results from early preclinical studies of a therapeutic candidate may not predict the results of later preclinical studies and any clinical trials of the therapeutic candidate. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of VGL101 and other potential therapeutic candidates, and although VGL101 is currently being studied in a Phase 1 clinical trial in healthy volunteers and a Phase 2 clinical trial in ALSP patients, we have not completed any trials in ALSP patients, and we do not know whether performance in preclinical studies or ongoing clinical trials will be indicative of the performance of VGL101 in ALSP patients. Similarly, we do not know whether performance of our other potential therapeutic candidates in preclinical studies will be indicative of the performance in clinical trials. The positive results we have observed for our therapeutic candidates in early, GLP and non-GLP preclinical studies, animal and in vitro models may not be predictive of our future clinical trials in humans. This may be a result of technical challenges unique to that program or due to biology risk, which is unique to every program. As we progress our programs through clinical development, there may be new technical challenges that arise that cause an entire program to fail. Furthermore, for some indications that we are considering or pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. Unexpected observations or toxicities observed in these studies, or in IND-enabling studies for any of our other development programs, could delay clinical trials for VGL101 or our other development programs.

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

Although our research and development efforts to date have resulted in a pipeline of potential programs and therapeutic candidates, we may not be able to identify other microglia targets and develop therapeutic candidates. We may also pursue opportunities to acquire or in-license additional businesses, technologies or therapeutic candidates, form strategic alliances or create joint ventures with third parties to complement or augment our existing business. However, we may not be able to identify any therapeutic candidates for our pipeline through such acquisition or in-license.

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

If we expand our clinical trial activities or if we commence commercialization of any therapeutic candidates we will need to increase our insurance coverage beyond what is currently maintained. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If and when coverage is secured, our insurance policies may also have various exclusions and we may be subject to a product liability claim for which we have no coverage.

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

Prior to seeking accelerated approval, we would seek feedback from the FDA, EMA or comparable foreign regulatory authorities and would otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further preclinical or clinical studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our therapeutic candidate would result in a longer time period to commercialization of such therapeutic candidate, could increase the cost of development of such therapeutic candidate and could harm our competitive position in the marketplace. Moreover, even if we are able to obtain accelerated approval for any of our therapeutic candidates, there is no guarantee that post-approval studies will be able to confirm the clinical benefit, which could cause FDA to withdraw our approval.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a therapeutic candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EMA’s Committee for Orphan Medicinal Products (COMP) evaluates orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Legislation has been proposed by the European Commission that, if implemented, has the potential in some cases to shorten the ten-year period of orphan marketing exclusivity. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers, and it may entitle the therapeutic to exclusivity in the U.S. and the EU. Regulatory authorities may not grant our requests for orphan designation, or may require submission of additional data before making such determination. For example, even though we obtained orphan drug designation from the FDA in the U.S. for VGL101, we may not be able to obtain orphan drug designation from other health authorities where available. Further, even after obtaining orphan drug designation for a therapeutic candidate, including VGL101, we may not be able to obtain or maintain orphan drug exclusivity for that therapeutic candidate.

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

In July 2020, we acquired an exclusive, royalty-bearing license to certain intellectual property rights owned or controlled by Amgen, to commercially develop, manufacture, use, distribute and sell therapeutic products containing compounds that bind to TREM2 (the Amgen Agreement). Under the Amgen Agreement, in consideration for the license, we made an upfront payment of $500,000 and also issued 6,928,566 shares of our Series A preferred stock to Amgen at the time of the initial closing with a subsequent 1,963,093 shares of our Series A preferred stock issued at the time of the milestone closing. As additional consideration for the license, we are required to pay Amgen up to $80.0 million in the aggregate upon the achievement of specified regulatory milestones for the first monoclonal antibody TREM2 agonist (mAb) product and the first small molecule TREM2 agonist product and aggregate milestone payments of up to $350.0 million upon the achievement of specific commercial milestones across all such mAb products and small molecule products. No regulatory or commercial milestones have been achieved to date under the license agreement. We are also required to pay tiered royalties of low to mid-single-digit percentages on annual net sales of the products covered by the license. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition. For more information on the terms of the license agreement with Amgen, see Note 12 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
•
collaboration agreements may not lead to development or commercialization of therapeutic candidates in the most efficient manner or at all; and
•
our collaborators’ business or operations could be disrupted due to a pandemic or other reasons outside of our control, which could have an adverse impact on their development and commercialization efforts or the prospects of our collaboration.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our patent applications may not result in patents being issued which protect our therapeutic programs and other proprietary technologies we may develop or which effectively prevent others from commercializing competitive technologies and products. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover all of our technology, inventions and improvements. Our issued patents in the U.S. or other major markets may not cover all of our technologies or therapeutic candidates. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future. Moreover, even issued patents do not provide us with the right to practice our technology in relation to the commercialization of our therapeutics. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented therapeutic candidates and practicing our proprietary technology. Our issued patents as well as patents that may issue in the future that we own or in-license may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our therapeutic candidates. Furthermore, our competitors may independently develop similar technologies.

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

As we conduct studies with subjects from outside of the U.S., we may be subject to additional, more stringent privacy laws in other jurisdictions. Most notably, we conduct studies in the EU, where in May 2018, a new privacy regime, the General Data Protection Regulation, the GDPR, took effect in the European Economic Area, the EEA. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals in the EEA. Among other things, the GDPR imposes new requirements regarding the security of personal data and notification of data breaches to the competent national data processing authorities, imposes limitations on retention of information, changes the lawful bases on which personal data can be processed, requires us to maintain records of our processing activities and to document data protection impact assessments where there is high risk processing, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the U.S. and other jurisdictions that the European Commission (EC) does not recognize as having “adequate” data protection laws (see below), and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue).

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

Although we do not currently have any drugs on the market, our current and future operations are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of VGL101 and future therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute VGL101 and future therapeutic candidates for which we obtain marketing approval. For more information regarding the risks related to these laws and regulations please see “Business – Government Regulation – Other Healthcare Laws” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government- paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the ACA and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business – Government Regulation – Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2022.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our therapeutic candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information please see “Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Under the Tax Cuts and Jobs Act of 2017 (TCJA), as amended by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. The completion of private placements and other transactions that have occurred since inception, may trigger such ownership change pursuant to Section 382 and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Any such limitation, whether as the result of the mergers, prior private placements, sales of our common stock by our existing stockholders, or additional sales of our common stock by us after the mergers, could have a material adverse effect on our results of operations in future years. Our net operating losses and tax credits may also be impaired or restricted under state law.

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

As of July 31, 2023, we had 61 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including identifying, recruiting, integrating, maintaining and motivating additional employees and managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, most recently due, directly or indirectly, to the COVID-19 pandemic, record inflation, the Russia/Ukraine conflict, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, whether due to another public health crisis or otherwise, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, more dilutive, or not possible at all.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 80% of our outstanding voting stock as of July 31, 2023 based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our ATM Facility or 2021 Plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Any provision of our third amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will devote substantial time to related compliance initiatives.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to continue to require that we incur substantial legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase our operating expenses. We cannot accurately predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Although many activities have returned to normal, and the U.S. federal government has declared an end to the public health emergency related to the COVID-10 pandemic, the COVID-19 pandemic broadly affected the global economy, resulted in significant travel and work restrictions in many regions and put a significant strain on healthcare resources for an extended period of time. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and will depend on continued developments including any resurgence of COVID-19 and its variants. The continuation of the worldwide COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation and continued enrollment of our clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the COVID-19 pandemic has adversely impacted economies worldwide and may continue to cause substantial disruption in the financial markets and global supply chains, all of which could adversely affect our business, operations and ability to raise funds to support our operations.

To date, we have not experienced a material financial impact or significant business disruptions, including with our vendors, or impairments of any of our assets as a result of the ongoing COVID-19 pandemic. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In the past, we have implemented temporary precautionary measures intended to help minimize the risk of the virus to our employees, including providing for social distancing, increased sanitization of our facilities, and providing access to rapid testing and personal protective equipment for our employees and may need to do so in the future. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners. We are continuing to monitor the potential impact of the COVID-19 pandemic, but even though many states within the U.S. are easing COVID-19 related restrictions, we cannot be certain what the overall impact of the ongoing COVID-19 pandemic will be on our business, financial condition, results of operations and prospects.

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

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russia and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which the conflict in Ukraine, geopolitical tensions, or record inflation may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report.

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, in May 2023, the FDIC took control of First Republic Bank ("First Republic") and JPMorgan Chase & Co. has since acquired a substantial amount of assets and certain liabilities of First Republic. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee, however, that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

In addition, a critical vendor, contract development and manufacturing partners (CDMO), or business partner could be adversely affected by any of the liquidity or other risks that are described above as factors, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. Any CDMO, business partner, or supplier bankruptcy or insolvency, or any breach or default by a CDMO, business partner, or supplier, or the loss of any significant supplier relationships, could result in material adverse impacts on our current and/or projected business operations and financial condition.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vigil Neuroscience, Inc.

Date: August 8, 2023	By:	/s/ Ivana Magovčević-Liebisch
Ivana Magovčević-Liebisch, PhD, JD
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)