Form 10-Q
period 2023-09-30
Vigil Neuroscience, Inc.
filed 2023-11-07
CIK 1827087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of October 31, 2023 was 35,877,421, par value $0.0001 per share.

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
•
We may expend our limited resources to pursue a particular therapeutic candidate or indication, such as our initial focus on developing VGL101 for ALSP and VG-3927 for Alzheimer's disease (AD), and fail to capitalize on therapeutic candidates or indications that may be more profitable or for which there is a greater likelihood of success. As such, our business is highly dependent on the clinical advancement of our programs and is especially dependent on the success of our lead clinical candidate, VGL101.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the initiation timing, progress, results and cost of VGL101 and VG-3927, as well as our research and development programs and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our current and future programs;
•
the application of our precision medicine approach to develop microglia-targeted therapies for patients with rare, genetically defined neurodegenerative diseases and subsequently advance into neurodegenerative diseases affecting larger patient populations;
•
the expansion of our modality agnostic product pipeline to other microglial targets beyond Triggering Receptor Expressed on Myeloid Cells 2, or TREM2;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$56,794	$186,605
Marketable securities	76,849	—
Prepaid expenses and other current assets	6,204	11,200
Total current assets	139,847	197,805
Property and equipment, net	1,839	1,184
Operating lease right-of-use assets	16,488	141
Financing lease right-of-use assets	55	70
Restricted cash	927	927
Other assets	—	266
Total assets	$159,156	$200,393
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,302	$1,942
Accrued expenses and other current liabilities (1)	7,966	9,194
Operating lease liabilities	874	153
Financing lease liabilities	—	23
Total current liabilities	10,142	11,312
Operating lease liabilities, net of current portion	13,178	—
Total liabilities	23,320	11,312
Commitments and contingencies (Note 12)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 0 share issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2023 and December 31, 2022; 35,917,744 shares issued as of September 30, 2023 and 35,664,658 shares issued as of December 31, 2022; and 35,873,421 shares outstanding as of September 30, 2023 and 35,620,335 shares outstanding as of December 31, 2022	4	4
Additional paid-in capital	336,486	329,211
Accumulated other comprehensive income (loss)	(56)	—
Accumulated deficit	(200,598)	(140,134)
Total stockholders’ equity	135,836	189,081
Total liabilities and stockholders’ equity	$159,156	$200,393

(1)
Includes related party amounts of $0 (accrued expenses and other current liabilities) at September 30, 2023; $78 (accrued expenses and other current liabilities) at December 31, 2022 (see Note 11).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development (2)	$15,415	$12,791	$44,152	$35,253
General and administrative	6,906	4,846	20,857	14,758
Total operating expenses	22,321	17,637	65,009	50,011
Loss from operations	(22,321)	(17,637)	(65,009)	(50,011)
Other income (expense):
Interest income, net	1,829	163	4,560	197
Other income (expense), net	(3)	(26)	(15)	(35)
Total other income (expense), net	1,826	137	4,545	162
Net loss	$(20,495)	$(17,500)	$(60,464)	$(49,849)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.53)	$(1.56)	$(1.70)
Weighted-average common shares outstanding, basic and diluted	38,809,109	33,303,345	38,671,739	29,395,548
Comprehensive loss:
Net loss	$(20,495)	$(17,500)	$(60,464)	$(49,849)
Unrealized gain (loss) on available for sale securities	14	—	(56)	—
Total comprehensive loss	$(20,481)	$(17,500)	$(60,520)	$(49,849)

(2)
Includes related party amounts of $0 and $50 for the three and nine months ended September 30, 2023, and $76 and $218 for the three and nine months ended September 30, 2022 (see Note 11).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	54,179,688	$161,939	1,724,950	$—	$2,386	$—	$(71,829)	$(69,443)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(54,179,688)	(161,939)	19,536,870	2	161,937	—	—	161,939
Issuance of common stock from initial public offering, net of issuance costs of $10.0 million	—	—	7,000,000	1	87,985	—	—	87,986
Exercise of stock options	—	—	4,995	—	9	—	—	9
Stock-based compensation	—	—	—	—	1,021	—	—	1,021
Net loss	—	—	—	—	—	—	(15,334)	(15,334)
Balances at March 31, 2022	—	$—	28,266,815	$3	$253,338	$—	$(87,163)	$166,178
Exercise of stock options	—	—	799	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,461	—	—	1,461
Net loss	—	—	—	—	—	—	(17,015)	(17,015)
Balances at June 30, 2022	—	$—	28,267,614	$3	$254,801	$—	$(104,178)	$150,626
Issuance of common stock from PIPE, net of issuance costs of $2.6 million	—	—	7,293,084	1	50,594	—	—	50,595
Issuance of prefunded warrants for the purchase of common stock, net of issuance costs of $1.1 million	—	—	—	—	20,678	—	—	20,678
Exercise of stock options	—	—	7,235	—	19	—	—	19
Stock-based compensation	—	—	—	—	1,494	—	—	1,494
Net loss	—	—	—	—	—	—	(17,500)	(17,500)
Balances at September 30, 2022	—	$—	35,567,933	$4	$327,586	$—	$(121,678)	$205,912

Balances at December 31, 2022	—	$—	35,620,335	$4	$329,211	$—	$(140,134)	$189,081
Exercise of stock options	—	—	45,449	—	214	—	—	214
Stock-based compensation	—	—	—	—	1,734	—	—	1,734
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	106	—	106
Net loss	—	—	—	—	—	—	(19,795)	(19,795)
Balances at March 31, 2023	—	$—	35,665,784	$4	$331,159	$106	$(159,929)	$171,340
Exercise of stock options	—	—	195,930	—	589	—	—	589
Stock-based compensation	—	—	—	—	2,257	—	—	2,257
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	—	(20,174)	(20,174)
Balances at June 30, 2023	—	$—	35,861,714	$4	$334,005	$(70)	$(180,103)	$153,836
Exercise of stock options	—	—	11,707	—	55	—	—	55
Stock-based compensation	—	—	—	—	2,426	—	—	2,426
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	(20,495)	(20,495)
Balances at September 30, 2023	—	$—	35,873,421	$4	$336,486	$(56)	$(200,598)	$135,836

The accompanying notes are an integral part of these condensed consolidated financial statements

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(60,464)	$(49,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,417	3,976
Non-cash operating lease expense	1,023	679
Depreciation and amortization	286	57
Amortization of premium/discount on marketable securities	(1,772)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,945	(1,196)
Other non-current assets	—	(175)
Accounts payable	(639)	(2,108)
Accrued expenses and other current liabilities	(1,228)	1,230
Operating lease liabilities	(421)	(676)
Net cash used in operating activities	(54,853)	(48,062)
Cash flows from investing activities:
Purchases of marketable securities	(117,132)	—
Proceeds from maturities of marketable securities	42,000	—
Purchases of property and equipment	(661)	(649)
Net cash used in investing activities	(75,793)	(649)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	89,872
Proceeds from issuance of common stock from PIPE, net of offering costs	—	50,602
Proceeds from issuance of pre-funded warrants from PIPE, net of offering costs	—	20,682
Payments of finance lease obligations	(23)	(32)
Proceeds from stock options exercised	858	30
Net cash provided by financing activities	835	161,154
Net increase in cash and cash equivalents	(129,811)	112,443
Cash, cash equivalents and restricted cash at beginning of period	187,532	92,347
Cash, cash equivalents and restricted cash at end of period	$57,721	$204,790
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A & Series B Preferred Stock to common stock, net of Issuance costs	$—	$161,939
Deferred offering costs paid in the prior year	$—	$1,887
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$207
Right-of-use assets obtained in exchange for operating lease liabilities	$14,319	$153
Unpaid issuance costs included in accrued expenses	$—	$11
Prepaid rent reclassified to right-of-use assets	$2,887	$—

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

Liquidity

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2023, the Company had cash, cash equivalents, and marketable securities of $133.6 million and an accumulated deficit of $200.6 million. In January 2022, the Company completed its initial public offering (“IPO”) of its common stock which resulted in net proceeds of $88.0 million. In August 2022, the Company completed a private placement financing, which resulted in net proceeds of $71.3 million. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its cash and cash equivalents will be sufficient to fund current operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

On March 21, 2023, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock, through the Agent, as its sales agent. As of November 6, 2023, no shares were sold under the Sales Agreement.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities when purchased of three months or less that are readily convertible to known amounts of cash to be cash equivalents. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments. At September 30, 2023 and December 31, 2022, the Company’s cash equivalents were in money market funds and government securities. As of each balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the amounts reported in the condensed consolidated statement of cash flows (in thousands):

	September 30, 2023	September 30, 2022

Cash and cash equivalents	$56,794	$203,863
Restricted cash, non-current	927	927
Total cash, cash equivalents and restricted cash	$57,721	$204,790

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

3. Fair Value Measurements and Financial Instruments

The following table presents the Company’s fair value hierarchy for its asset items that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$47,284	$—	$—	$47,284
Total cash equivalents	$47,284	$—	$—	$47,284
Marketable securities
U.S. government securities	—	54,366	—	54,366
Corporate bonds	—	22,483	—	22,483
Total marketable securities	$—	$76,849	$—	$76,849
Restricted cash (non-current)	927	—	—	927
Total	$48,211	$76,849	$—	$125,060

	Fair Value Measurement at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$156,219	$—	$—	$156,219
Restricted cash (non-current)	927	—	—	927
Total	$157,146	$—	$—	$157,146

Marketable securities

The following table summarizes the Company’s marketable securities as of September 30, 2023 (in thousands):

	At September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$54,409	$—	$(43)	$54,366
Corporate bonds	22,496	23	(36)	22,483
Total	$76,905	$23	$(79)	$76,849

The following table summarizes the Company’s marketable securities by maturity as of September 30, 2023 (in thousands):

At September 30, 2023
Maturities in one year or less	$71,500
Maturities between one and two years	5,349
Total	$76,849

As of September 30, 2023, the Company held 32 securities, 26 of which were in an unrealized loss position. All investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company's intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of September 30, 2023. The Company did not recognize any credit losses during the three and nine months ended September 30, 2023 and 2022. Additionally, there were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2023 and 2022.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Research and development	$4,016	$6,670
Construction related prepaid assets	—	3,769
Interest receivable	604	—
Business insurance	461	133
Other	1,123	628
Total	$6,204	$11,200

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Payroll and employee related	$3,242	$3,512
Research and development	3,648	2,894
Professional fees	978	986
Construction related	—	1,416
Other	98	386
Total	$7,966	$9,194

6. Stock-Based Compensation

2020 Equity Incentive Plan

The Company's 2020 Equity Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K. As of September 30, 2023, there were 2,463,600 options outstanding under the 2020 Plan.

2021 Stock Option and Incentive Plan

The Company's 2021 Stock Option and Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K. On January 1, 2023, the shares reserved for future grants under the 2021 Plan increased by 1,781,017 pursuant to the 2021 Plan Evergreen Provision. In March of 2023, as part of the Company's annual grant of equity, the Company granted 1,348,380 stock options to employees. As of September 30, 2023, there were 3,636,297 options outstanding under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company's 2021 Employee Stock Purchase Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K. On January 1, 2023, the shares reserved for future grants under the 2021 ESPP increased by 286,127 pursuant to the 2021 Plan Evergreen Provision. As of September 30, 2023, a total of 572,254 shares of common stock were reserved for issuance under this plan. No stock-based compensation expense was recognized during the three and nine months ended September 30, 2023 related to the 2021 ESPP.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2.4 million and $6.4 million during the three and nine months ended September 30, 2023, respectively, and recorded $1.5 million and $4.0 million during the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense was classified as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$935	$598	$2,512	$1,647
General and administrative	1,491	896	3,905	2,329
Total stock-based compensation	$2,426	$1,494	$6,417	$3,976

At September 30, 2023, there was approximately $24.2 million unrecognized stock-based compensation expense related to unvested options, which is expected to be recognized over a weighted-average period of 2.65 years. At September 30, 2023, there was approximately $0.1 million unrecognized stock-based compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 0.59 years.

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

The Company concluded that the Series A Preferred Stock Tranche Obligation met the definition of a freestanding financial instrument, as the Series A Preferred Stock Tranche Obligation was legally detachable and separately exercisable from the Series A convertible preferred stock. Therefore, the Company allocated the proceeds from the September 2020 issuance between the Series A Preferred Stock Tranche Obligation and the Series A convertible preferred stock, including those issued in exchange for the SAFE. As the Series A convertible preferred stock is redeemable upon a deemed liquidation event at the election of the holder-controlled Board, and therefore outside of the control of the Company, the Series A Preferred Stock Tranche Obligation was classified as a liability and recorded at its fair value of $0.3 million at both inception and as of December 31, 2020. The Series A Preferred Stock Tranche Obligation was remeasured at fair value at each reporting period, with changes in fair value recorded in change in fair value of the Series A Preferred Stock Tranche Obligation in the condensed consolidated statements of operations and comprehensive loss.

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

Upon issuance of each class of the Convertible Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed upon the issuance date of each class of the Convertible Preferred Stock or as of September 30, 2023 and December 31, 2022.

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

8. Common Stock

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board. During each of the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, no dividends have been declared or paid.

Pre-funded Warrants

In connection with the Private Placement, the Company issued pre-funded warrants to purchase up to an aggregate of 2,980,889 shares of common stock at a purchase price of $7.2999 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock, is immediately exercisable and will remain exercisable until exercised in full. The pre-funded warrants have no expiration date and the price of the pre-funded warrants does not include any discounts. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of September 30, 2023, no pre-funded warrants were exercised.

The Company has reserved the following number of shares of common stock for the exercise of outstanding stock options and future issuance of stock-based awards.

	September 30, 2023	December 31, 2022
Common stock options	6,099,897	4,440,811
Pre-funded warrants	2,980,889	2,980,889
Shares available for issuance under the 2021 Plan	1,289,400	1,682,909
Shares available for issuance under the 2021 ESPP	572,254	286,127
Total common stock reserved for future issuance	10,942,440	9,390,736

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(20,495)	$(17,500)	$(60,464)	$(49,849)
Denominator:
Weighted-average common shares outstanding, basic and diluted	38,809,109	33,303,345	38,671,739	29,395,548
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.53)	$(1.56)	$(1.70)

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

	As of September 30,
	2023	2022
Options to purchase common stock – service based	5,889,268	4,180,141
Options to purchase common stock – performance based	210,629	210,629
Unvested restricted common stock	39,065	97,662
Total	6,138,962	4,488,432

10. Leases

In February 2021, the Company entered into an equipment lease with lease term of 24 months with rent commencing in the third quarter of 2021. The lease included an option to purchase the equipment at fair market value at the end of the lease term, which was exercised during the third quarter of 2023 when the lease term ended.

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

In October 2021, the Company entered into a lease for its corporate headquarters in Cambridge, Massachusetts with an initial term of 14 months. In 2022, the Company extended the lease through January 31, 2023 and terminated the lease as of January 31, 2023 due to the Company's move to Watertown, Massachusetts as noted below. The lease payments during the three and nine months ended September 30, 2023 were $0 and $74 thousand, respectively. The Company received their security deposit of approximately $49 thousand in the second quarter of 2023.

Watertown, MA Lease

In September 2021, the Company entered into a lease for laboratory and office space in Watertown, Massachusetts with an initial term of ten years from the rent commencement date of December 2022, and a five-year renewal option. The lease commenced for accounting purposes in the January 2023 when the leased space was made available for the Company’s use. As of the lease commencement date, the Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The monthly lease payment is approximately $0.2 million with annual escalation of approximately 3%. The lease includes a $3.7 million construction allowance. At the lease commencement date, the Company recorded an initial lease liability of $14.3 million and a right-of-use asset of $17.3 million. The components of lease expense for the three and nine months ended September 30, 2023 were $0.6 million and $1.7 million in operating lease expense, respectively, and $0.1 million and $0.6 million in variable lease expense, respectively. Variable lease expense generally includes common area maintenance, property taxes, and utilities.

At September 30, 2023, the weighted-average remaining lease terms related to the operating leases are 9.2 years.

The weighted-average discount rates used at the time that the leases were evaluated were 7.55% for the operating leases that were still active as of September 30, 2023.

The Watertown lease began in January 2023, with minimum base rent payments ranging from $1.9 million annually and increasing to $2.1 million annually over the next 5 years. Future minimum lease payments due under the Company’s operating lease liabilities as of September 30, 2023 are as follows:

Operating Leases
2023	$464
2024	1,910
2025	1,968
2026	2,027
2027	2,088
2028 and thereafter	11,269
Total lease payments	19,726
Less: imputed interest	(5,674)
Total future minimum lease payments	$14,052

11. Related Party Transactions

Atlas

The Company entered into various lease agreements with Atlas Venture Fund XII, L.P., a principal stockholder of the Company, and incurred lease costs of $50 thousand for the nine months ended September 30, 2023, and $218 thousand for the nine months ended September 30, 2022. The lease payments are included in general and administrative expenses for office space and research and development expenses for lab space in the condensed consolidated statements of operations and comprehensive loss. The Company terminated the lease for the laboratory space as of February 28, 2023 due to the Company's move to Watertown, Massachusetts, and therefore had no operating lease right-of-use asset or lease liability recorded as of September 30, 2023. As of September 30, 2023, the Company has no costs in accrued expenses associated with the leases.

12. Commitments and Contingencies

License Agreement

The Company has a license agreement with Amgen (see Note 12 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

Letter of Credit

In September 2021, in connection with the Watertown, Massachusetts lease, the Company entered into a $0.9 million standby letter of credit which initially expired on September 10, 2022 and will automatically renew for subsequent annual periods through December 2032. Remittance of funds from the letter of credit was not probable and the full amount was available as of September 30, 2023. The Company did not recognize a liability in the condensed consolidated balance sheet.

Purchase Commitment

In November 2021, the Company entered into a statement of work ("SOW") with FUJIFILM Diosynth Biotechnologies Texas, LLC for $3.8 million under its existing master services agreement for the manufacturing of VGL101. If the Company terminates the SOW before completion, it may be required to pay fees ranging from 0% to 100%. The amount due upon an early termination depends on the length of time prior to the commencement of specific stages of the SOW. The SOW is expected to incur costs over approximately 2 years. As of September 30, 2023, approximately 98% of work has been completed on this SOW.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenses will be incurred and can be reasonably estimated. As of September 30, 2023, the Company does not have any significant legal disputes that require a loss liability to be recorded.

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are discretionary and contributions in the amount of $0.4 million were made during the nine months ended September 30, 2023.

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

Overview

We are a clinical-stage biotechnology company dedicated to improving the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia. Microglia are the sentinel immune cells of the brain and play a critical role in maintaining central nervous system (CNS) health and responding to damage caused by disease. Leveraging recent research implicating microglial dysfunction in neurodegenerative diseases, we utilize a precision medicine approach to develop a pipeline of therapeutic candidates, initially addressing genetically defined patient subpopulations, that we believe will activate and restore microglial function. Our first therapeutic candidates are designed to activate Triggering Receptor Expressed on Myeloid Cells 2 (TREM2), a key microglial receptor protein that mediates responses to environmental signals in order to maintain brain health and whose dysfunction is linked to neurodegeneration. We have two main programs that are designed to target TREM2. Our lead clinical candidate, VGL101, is a fully human monoclonal antibody (mAb) TREM2 agonist (or activator) that is currently being studied in a Phase 2 proof-of-concept trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP), a rare and fatal neurodegenerative disease. Our second clinical candidate, VG-3927, is an oral small molecule TREM2 agonist that we plan to evaluate for the potential treatment of Alzheimer’s disease (AD) with an initial focus on genetically defined subpopulations of AD. The Investigational New Drug (IND) application for VG-3927 is now open with the U.S. Food and Drug Administration (FDA) and the Phase 1 clinical trial commenced dosing in October 2023.

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

Our lead clinical candidate, VGL101, is currently being studied in IGNITE, a Phase 2 proof-of-concept trial and the first-ever interventional trial for ALSP patients. ALSP is a rare, inherited, autosomal dominant neurological disease with high genetic penetrance. ALSP is caused by a loss-of-function mutation in the Colony Stimulating Factor 1 Receptor (CSF1R), a receptor that shares a common downstream signaling pathway with TREM2 and affects an estimated 10,000 people in the U.S., with similar prevalence in Europe and Japan. There are currently no approved therapies for ALSP, underscoring the unmet need for people living with this disease. The FDA has granted Fast Track designation and orphan drug designation for VGL101 for the treatment of ALSP. The European Commission has also granted orphan drug designation for VGL101. We plan to report six-month interim data from the first six patients enrolled in IGNITE during the fourth quarter of 2023. We have also conducted a Phase 1 SAD and MAD trial of VGL101 in healthy volunteers in the United States and Australia. In September 2023, we reported complete topline data from the Phase 1 trial designed to evaluate the safety, tolerability, pharmacokinetics (PK) and pharmacodynamics (PD) of VGL101 in healthy volunteers. The trial enrolled 136 healthy volunteers who received either VGL101 (n=113) at fixed single doses ranging from 1 to 60 mg/kg or three ascending doses ranging from 20 to 60 mg/kg, or placebo (n=23). Based on these data, VGL101 demonstrated a favorable safety and tolerability profile in SAD and MAD cohorts at doses up to 60 mg/kg. In addition, VGL101 showed:

•
Linear and predictable PK characteristics and an observed half-life that supports monthly IV dosing;
•
Proof-of-target engagement based on dose-dependent, robust and durable reductions in soluble TREM2 (sTREM2) following repeat dosing; VGL101 is the first antibody reported to demonstrate durability of TREM2 engagement in a clinical setting;
•
Increased soluble CSF1R (sCSF1R) and osteopontin levels that were durable following repeat dosing suggesting that VGL101 impacted microglial activity downstream of TREM2 target engagement; and
•
Target engagement and downstream PD responses following 20 mg/kg and 40 mg/kg of VGL101, which we believe support evaluating these doses in the ongoing IGNITE Phase 2 trial in ALSP patients.

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

In addition to VGL101, we are developing VG-3927, a novel small molecule TREM2 agonist designed to be suitable for oral delivery to treat common neurodegenerative diseases associated with microglial dysfunction, with an initial focus on genetically defined subpopulations of AD. Genome wide association studies (GWAS) have shown that a specific mutation in a TREM2 variant (R47H) has one of the strongest associations with the development of AD, second in magnitude only to that associated with the apolipoprotein E4 (ApoE4) genotype. Our strategy in AD is to initially target genetically defined AD subpopulations with microglia dysregulation including those carrying TREM2 and other variants. Our small molecule candidate VG-3927 has a differentiated mechanism of action and binds to a different site than VGL101, providing potential additional optionality in positioning VG-3927 in different patient populations and potential differentiation from TREM2 antibody therapeutics. VG-3927 has been shown preclinically to be a highly active, selective and brain-penetrant small molecule TREM2 agonist and is designed to act as a molecular glue that potentiates the TREM2 signaling response to natural damage ligands. In preclinical testing, VG-3927 has demonstrated on-target TREM2 activation across both common and rare TREM2 variants. In September 2023, the FDA informed us that our IND application for VG-3927 was open and our Phase 1 clinical trial in healthy volunteers was allowed to proceed with a partial clinical hold related to maximum exposure limit. The FDA subsequently indicated that additional non-clinical data is needed in order to exceed the maximum exposure limit set by the FDA in the clinical trial. We are in the process of obtaining additional PK data and will work with the FDA to address the partial clinical hold. Based on preclinical studies, we believe that the maximum exposure limit exceeds the predicted efficacious dose of VG-3927, and we do not currently anticipate any delay in the current development plans for VG-3927. Dosing commenced in the Phase 1 clinical trial evaluating VG-3927 in healthy volunteers in October 2023. We plan to report an interim Phase 1 data readout for VG-3927 in healthy volunteers in mid-2024.

We believe our microglia focus, precision medicine approach, and pipeline, which spans multiple modalities, strongly position us to become a differentiated leader in the neurodegenerative therapeutic space.

Recent Developments

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have raised approximately $313.0 million in gross proceeds primarily from equity offerings, including $140.0 million from convertible preferred stock, $98.0 million from our initial public offering (IPO) of our common stock, $53.3 million in private placement sales of our common stock, and $21.7 million from the sale of pre-funded warrants. As of September 30, 2023, we had $133.6 million of cash, cash equivalents, and marketable securities.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current therapeutic candidates or any future therapeutic candidates. Our accumulated deficit was $140.1 million at December 31, 2022 and $200.6 million at September 30, 2023, respectively. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future therapeutic candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

We expect to continue to incur net operating losses for at least the next several years, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. We expect our expenses and capital requirements will increase significantly in connection with our ongoing activities as we:

•
continue our ongoing and planned research and development of our VGL101 and VG-3927 and our other programs;
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

Our failure to obtain sufficient funds with acceptable terms could have a material adverse effect on our business, results of operations or financial condition, including requiring us to have to delay, reduce or eliminate our product development or future commercialization efforts. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the amount of increased expenses or timing, or if we will be able to achieve or maintain profitability. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. We cannot provide assurance that we will ever be profitable or generate positive cash flow from operating activities. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for one or more of our therapeutic candidates. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant expenses related to product sales, marketing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We may also require additional capital to pursue in-licenses or acquisitions of other drug candidates. Further, we expect to continue to incur additional costs associated with operating as a public company.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)		($ in thousands)
Direct, external research and development expenses by program:
VGL101	$5,932	$5,177	$15,443	$13,600
Small molecule TREM2	3,389	2,791	11,424	8,268
Unallocated research and development expenses:
External costs and other	714	1,373	1,965	3,113
Facilities, personnel-related, and other	5,380	3,450	15,320	10,272
Total research and development expenses	$15,415	$12,791	$44,152	$35,253

Research and development activities are central to our business model. Therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase over the next several years as we expect to (i) continue clinical development of our VGL101 and VG-3927 programs, (ii) develop VGL101 for other indications, including other rare leukodystrophies, and leukoencephalopathies, and (iii) expand our modality agnostic product pipeline to other microglia targets beyond TREM2.

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

Results of Operations

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 compared with three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Change
	($ in thousands)
Operating expenses:
Research and development	$15,415	$12,791	$2,624
General and administrative	6,906	4,846	2,060
Total operating expenses	22,321	17,637	4,684
Loss from operations	(22,321)	(17,637)	(4,684)
Other income (expense):
Interest income	1,829	163	1,666
Other income (expense), net	(3)	(26)	23
Total other income (expense), net	1,826	137	1,689
Net loss	$(20,495)	$(17,500)	$(2,995)

Research and Development Expenses

Research and development expenses were $15.4 million for the three months ended September 30, 2023, as compared to $12.8 million for the three months ended September 30, 2022. The increase of $2.6 million consisted primarily of the following:

•
$1.9 million of personnel-related, facilities, and other expenses, of which $1.2 million related to personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.3 million, $0.3 million in lab lease expenses, and $0.3 million in miscellaneous facilities related expenses;
•
$0.8 million of VGL101 related expenses, primarily due to an increase in manufacturing related expenses; and
•
$0.6 million in small molecule TREM2 agonist program expenses, primarily driven by clinical expenses for VG-3927.

The increase in research and development expenses were partially offset by a net decrease of $0.7 million in general research activities.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the three months ended September 30, 2023, as compared to $4.8 million for the three months ended September 30, 2022. The increase of $2.1 million consisted primarily of the following:

•
$1.1 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.6 million;
•
$0.7 million of professional fees, including legal expenses; and
•
$0.3 million in facilities related expenses.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 compared with nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Change
	($ in thousands)
Operating expenses:
Research and development	$44,152	$35,253	$8,899
General and administrative	20,857	14,758	6,099
Total operating expenses	65,009	50,011	14,998
Loss from operations	(65,009)	(50,011)	(14,998)
Other income (expense):
Interest income	4,560	197	4,363
Other income (expense), net	(15)	(35)	20
Total other expense, net	4,545	162	4,383
Net loss	$(60,464)	$(49,849)	$(10,615)

Research and Development Expenses

Research and development expenses were $44.2 million for the nine months ended September 30, 2023, as compared to $35.3 million for the nine months ended September 30, 2022. The increase of $8.9 million consisted primarily of the following:

•
$5.0 million of personnel-related, facilities, and other expenses, of which $3.4 million related to personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation increase of $0.9 million, and $1.3 million in facilities related expenses, including lab lease expenses;
•
$3.2 million of small molecule TREM2 agonist program expenses, including $2.2 million increase in preclinical expenses and $0.6 million increase in clinical expenses for VG-3927; and
•
$1.8 million in VGL101 primarily driven by clinical and manufacturing related expenses.

The increase in research and development expenses were partially offset by a net decrease of $1.1 million in general research activities.

General and Administrative Expenses

General and administrative expenses were $20.9 million for the nine months ended September 30, 2023, as compared to $14.8 million for the nine months ended September 30, 2022. The increase of $6.1 million consisted primarily of the following:

•
$3.2 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $1.6 million;
•
$2.0 million of professional fees, including legal and other professional service expenses; and
•
$0.9 million of other headcount-related expenses and costs, primarily driven by facilities expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our therapeutic candidates. Since our inception through September 30, 2023, we have funded our operations primarily with net proceeds from sales of our convertible preferred stock and common stock totaling gross proceeds of approximately $313.0 million. As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $133.6 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	($ in thousands)
Net cash used in operating activities	$(54,853)	$(48,062)
Net cash used by investing activities	(75,793)	(649)
Net cash provided by financing activities	835	161,154
Net increase in cash, cash equivalents and restricted cash	$(129,811)	$112,443

Operating Activities

During the nine months ended September 30, 2023, operating activities consisted primarily of our net loss of $60.5 million and $1.8 million of amortization of discount on marketable securities, partially offset by $6.4 million stock-based compensation expense, $1.0 million change in operating lease expenses and $0.3 million of changes in operating assets and liabilities. The net loss primarily consisted of $44.2 million of research and development expenses and $20.9 million of general and administrative expenses, partially offset by $4.6 million in interest income, net.

During the nine months ended September 30, 2022, operating activities consisted primarily of our net loss of $49.9 million and $3.0 million of changes in operating assets and liabilities, partially offset by $4.0 million stock-based compensation expense and $0.7 million change in operating lease expenses. The net loss primarily consisted of $35.3 million of research and development expenses, and $14.8 million of general and administrative expenses.

Investing Activities

During the nine months ended September 30, 2023, net cash used for investing activities consisted of $117.1 million of purchases of marketable securities and $0.7 million of capital expenditures, partially offset by $42.0 million proceeds from maturities of marketable securities.

During the nine months ended September 30, 2022, net cash used by investing activities consisted of $0.6 million of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2023, net cash provided from financing activities consisted of $858 thousand from the exercise of options, partially offset by $23 thousand related to finance lease obligations.

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

Funding Requirements

To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete clinical development of, receive regulatory approval for, and commercialize, VGL101 or VG-3927, and we do not know when, or if at all, that will occur. We expect our expenses and capital requirements to increase significantly in connection with our ongoing activities, particularly as we continue the research and development of and seek marketing approval for our VGL101 and VG-3927 programs. In addition, if we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We may also require additional capital to pursue in-licenses or acquisitions of other drug candidates. Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will require substantial additional funding to develop our therapeutic candidates and support our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our product development or future commercialization efforts.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2020, and, to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying therapeutic candidates, establishing our intellectual property portfolio and conducting preclinical research and, more recently, clinical studies. As an early clinical organization, we have only recently completed our first clinical trial and have not yet completed any late-stage clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability are speculative.

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any, or any significant revenue. Our net loss was $60.5 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $200.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

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

The development of biopharmaceutical therapeutic candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we conduct preclinical studies of our development programs, conduct our current, and initiate new, clinical trials for and in support of our therapeutic candidates and seek regulatory approvals for our current therapeutic candidates and any future therapeutic candidates we may develop. If we obtain regulatory approval for any of our therapeutic candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our therapeutic candidates.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:

•
the timing and outcomes of preclinical studies and clinical trials for VGL101 and VG-3927 and any therapeutic candidates from our discovery programs, or competing therapeutic candidates;
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
•
any delays in regulatory review or approval of VGL101, VG-3927 or therapeutic candidates from any of our discovery programs;
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

•
competition from existing and potential future products that compete with VGL101, VG-3927 or any of our other programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
the level of demand for any of our therapeutic candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our therapeutic candidates, if approved, and existing and potential future products that compete with VGL101, VG-3927 or any of our discovery programs;
•
our ability to commercialize VGL101, VG-3927 or therapeutic candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;
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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential or protected information that they maintain, our internal information technology systems and infrastructure and those of our third-party CROs, vendors and other contractors and consultants are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security compromises or breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, digital extortion, business email compromise, and denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information, systems, or infrastructure), which may compromise our systems infrastructure, data, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data compromise, misuse, misappropriation, or leakage. The risk of a security compromise, breach, or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, insider threats, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Also, we have implemented a hybrid work model, enabling our employees to split time between working from the office and working from home. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, decreased physical oversight of employees, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security or data security compromise or breach, there is no guarantee that these measures will be adequate to safeguard all systems, data, or infrastructure, especially with an increased number of employees working remotely. The techniques used by cyber criminals change and evolve frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, insider threats, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Disruptions or security compromises or breaches resulting in a loss of, or damage to, our data, systems, infrastructure, or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate use, access, or disclosure of confidential, protected, or proprietary information, could generate liability and reputational damage and the further development and commercialization, if approved, of VGL101, VG-3927 or any future therapeutic candidates could be delayed. The costs related to significant security compromises, breaches, or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. We may have limited recourse for disruptions, compromises, or breaches of the information technology systems or infrastructure of our third-party CROs, vendors and other contractors and consultants, and we may have to expend significant resources to respond to, mitigate, and remediate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Our data protection efforts and our investment in information technology do not preclude significant breakdowns, data leakages, breaches, compromises, or vulnerabilities in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. The loss of clinical trial data for VGL101, VG-3927 or any other therapeutic candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data.

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

On March 21, 2023, we filed a Registration Statement on Form S-3, as amended (the 2023 Shelf) with the SEC, which was declared effective on March 30, 2023 (File No. 333-270710) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (the Sales Agent) to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2023 Shelf and subject to the limitations thereof. Under the terms of the Sale Agreement, we agreed to pay the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sale Agreement. As of November 6, 2023, we have not sold any shares of common stock under the ATM.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Therapeutic Candidates

We are early in our development efforts. We have not successfully completed any late-stage clinical trials, and if we are unable to identify and advance therapeutic candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts, and we have not yet demonstrated our ability to successfully complete any late-stage clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have invested substantially all of our research efforts to date in identifying potential therapeutic candidates and conducting preclinical and clinical studies. As an early-stage company, our experience in conducting clinical trials is limited. We recently completed our first clinical trial, a Phase 1 healthy volunteer study of VGL101, our lead clinical candidate. VGL101, a TREM2 agonist, currently is being studied in a Phase 2 clinical trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP). In addition, we are conducting a non-interventional natural history study of patients with ALSP.

In addition, we are developing VG-3927, a novel small molecule TREM2 agonist. In September 2023, we received notification from the FDA regarding our IND application to evaluate VG-3927. The IND for VG-3927 is open and we have commenced dosing study subjects and our Phase 1 clinical trial in healthy volunteers has been allowed to proceed with a partial clinical hold related to maximum exposure limit.

We may never advance these programs beyond their current clinical trials, advance any other current or future therapeutic candidates to an IND filing or receive clearance from the FDA to commence additional clinical trials for our current or future therapeutic candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our therapeutic candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

We may expend our limited resources to pursue particular therapeutic candidates or indications, such as our initial focus on developing VGL101 for ALSP and VG-3927 for AD, and fail to capitalize on therapeutic candidates or indications that may be more profitable or for which there is a greater likelihood of success. As such, our business is highly dependent on the clinical advancement of our programs and is especially dependent on the success of our clinical candidates.

One of our strategies is to identify and pursue clinical development of therapeutic candidates beyond VGL101 and VG-3927. Given our limited human capital and financial resources, we must focus on research programs and therapeutic candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other therapeutic candidates or for indications other than ALSP and AD that later prove to have greater commercial potential. We are highly dependent on the success of the ongoing and future clinical trials of VGL101, our lead clinical candidate, and an ongoing related natural history study, the outcomes of which are uncertain, to further develop our pipeline candidates for common neurodegenerative disease starting from patient segments with known genetic variations associated with microglial dysfunction. If either of our clinical candidates encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our pipeline could be greatly diminished and our development plans could be curtailed and our business would be significantly harmed.

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

We have focused our research and development efforts on therapeutic approaches for neurodegenerative diseases. Collectively, efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited success in drug development. No effective therapeutic options are available for patients with ALSP, and limited options exist for AD and other neurodegenerative diseases. Our future success is highly dependent on the successful development of our therapeutic candidates for treating neurodegenerative diseases. Developing our therapeutic candidates for treatment of neurodegenerative diseases subjects us to a number of challenges, including demonstrating safety and efficacy and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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

Clinical trials are expensive, difficult to design and implement and can take many years to complete, and their outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in trial design, dose selection issues, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. No therapeutic has been approved for the treatment of ALSP and the regulatory pathway for approval of a therapeutic for ALSP is uncertain. Given the lack of precedent, we may encounter difficulties in identifying and establishing clinical endpoints that FDA would consider clinically meaningful. Moreover, we have had limited interactions with the FDA and cannot be certain how many clinical trials of VGL101, VG-3927 or any other therapeutic candidates will be required or how such trials should be designed. Even after the FDA has received and commented on the design for our clinical trials, the Agency may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval. Consequently, despite future regulatory interactions and advice, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Additionally, because our initial target indication for VGL101, our lead clinical candidate, is a rare disease, we may face challenges identifying patients and enrolling clinical trials, which may delay or prevent completion of such trials. Clinical trials also may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Successful completion of clinical trials is a prerequisite to submitting an NDA or BLA to the FDA or similar marketing applications to other regulatory authorities for each therapeutic candidate. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

Other events that may prevent successful enrollment, initiation or timely completion of clinical development include:

•
we may be unable to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or completion of clinical trials;
•
delays in reaching a consensus with regulatory authorities on trial design, including any additional clinical holds;
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
•
the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies or impose other requirements, including additional clinical holds, before permitting us to initiate a clinical trial;
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

We could encounter delays in our development plans if a clinical trial is suspended, placed on clinical hold or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities or recommended for suspension or termination by the Data Safety Monitoring Board (DSMB) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We initiated our Phase 1 trial of VG-3927 in healthy volunteers in October 2023, and this trial is subject to a partial clinical hold related to maximum exposure limit. Although we plan to engage with the FDA regarding the partial clinical hold, we may be unsuccessful in our efforts to work with the FDA to lift the partial clinical hold. If we are unable to reach agreement with the FDA to lift the partial clinical hold, we may be unable to complete our clinical trials of VG-3927 in the U.S., and may experience delays in our clinical development plans and may incur additional clinical development costs, any of which could delay or impair our ability to obtain U.S. regulatory approval for VG-3927.

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

In addition, we may experience delays or disruptions in the initiation of or enrollment in our clinical trials due to external factors such as changes in local site or IRB policies, availabilities or changes of site staff, or a public health crisis. Furthermore, some of our competitors have ongoing clinical trials for therapeutic candidates that treat the same indications we plan to target with our therapeutic candidates, such as AD and rare leukoencephalopathies and leukodystrophies, such as MLD and Krabbe, and may in the future initiate trials in our lead clinical indication, ALSP. Accordingly, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ therapeutic candidates. Patient enrollment and trial competition may be affected by other factors including:

•
clinicians’ and patients’ perceived risks and benefits of the therapeutic candidate under trial, particularly therapeutic candidates developed using a novel and unproven therapeutic approach, such as VGL101 or VG-3927, in relation to available or investigational drugs;
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

We have not yet completed interventional clinical trials of any of our therapeutic candidates, and our understanding of the clinical safety profile of these candidates is still limited. There may be serious adverse events or undesirable side effects related to our therapeutic candidates. To our knowledge, no approved products target TREM2 and no TREM2 agonists are in clinical development for ALSP or AD. Moreover, it is impossible to predict when or if any therapeutic candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with use of our therapeutic candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects.

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
•
be sued; or
•
experience damage to our reputation.

Our therapeutic candidates are subject to extensive regulation and compliance requirements, which is costly and time-consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our therapeutic candidates.

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

The results from early preclinical studies of a therapeutic candidate may not predict the results of later preclinical studies and any clinical trials of the therapeutic candidate. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of VGL101, and although VGL101 has been studied in a Phase 1 clinical trial in healthy volunteers and is being studied in a Phase 2 clinical trial in ALSP patients, we have not completed any trials in ALSP patients, and we do not know whether its performance in preclinical studies or ongoing clinical trials will be indicative of the performance of VGL101 in ALSP patients. Similarly, although VG-3927 has been studied in preclinical studies and is being studied in a Phase 1 clinical trial in healthy volunteers, we do not know whether its performance in preclinical studies will be indicative of the performance of VG-3927 in healthy volunteers or AD patients, nor do we know whether performance of our other potential therapeutic candidates in preclinical studies will be indicative of their performance in clinical trials. The positive results we have observed for our therapeutic candidates in early, GLP and non-GLP preclinical studies, animal and in vitro models may not be predictive of our future clinical trials in humans. This may be a result of technical challenges unique to that program or due to biology risk, which is unique to every program. As we progress our programs through clinical development, there may be new technical challenges that arise that cause an entire program to fail. Furthermore, for some indications that we are considering or pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. Unexpected observations or toxicities observed in these studies, or in IND-enabling studies for any of our other development programs, could delay clinical trials for VGL101, VG-3927 or our other development programs.

From time to time, we may publicly disclose interim, preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. Additionally, interim, topline, or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline, or interim data and final data could significantly harm our business prospects.

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

We have received fast track designation and orphan drug designation for VGL101. We may in the future seek these and other designations, such as breakthrough therapy designation and/or priority review from the FDA or similar designations from other regulatory authorities for one or more of our therapeutic candidates. Even if one or more of our therapeutic candidates hold or in the future receive any of these designations, we may be unable to obtain or maintain the benefits associated with such designation.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a therapeutic candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, the EMA’s Committee for Orphan Medicinal Products (COMP) evaluates orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Legislation has been proposed by the European Commission that, if implemented, has the potential in some cases to shorten the ten-year period of orphan marketing exclusivity. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers, and it may entitle the therapeutic to exclusivity in the U.S. and the EU. Regulatory authorities may not grant our requests for orphan designation, or may require submission of additional data before making such determination. For example, even though we obtained orphan drug designation from the FDA in the U.S. and an orphan medicinal product designation in the E.U. for VGL101, we may not be able to obtain orphan drug designation from other health authorities or for other product candidates in the future. Further, even after obtaining orphan drug designation for a therapeutic candidate, including VGL101, we may not be able to obtain or maintain orphan drug exclusivity for that therapeutic candidate.

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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our therapeutic programs, therapeutic candidates, and proprietary technologies. For example, we rely on the Amgen Agreement for a license to technologies necessary for our monoclonal antibody TREM2 agonist program, including VGL101 and related molecules, intellectual property and manufacturing know-how, and our small molecule agonist program, including VG-3927, which includes a portfolio of approximately 1,000 compounds. The Amgen Agreement imposes, and we expect that any future license agreement will impose, specified diligence, milestone payments, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, and broadly defines personal information. The CCPA creates new individual privacy rights for consumers (as that term is broadly defined) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to California consumers about its data collection, use and sharing practices, provide such consumers with ways to opt-out of certain sales or transfers of personal information, provides for civil penalties for violations, and allows for a new private right of action for data breaches that has resulted in an increase in data breach litigation. Many aspects of the CCPA, including the expansion of the consumer rights granted therein under the California Privacy Rights Act (CPRA), and its interpretation remain unclear. As such, its full impact on our business and operations remains uncertain. Additionally, comprehensive privacy laws akin to the CCPA have been passed in twelve other states, and, with bills being proposed in several other states, it is quite possible that other U.S. states will follow suit. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress. Further, in addition to the proposals for comprehensive consumer privacy laws, many states are considering more limited privacy bills that focus on specific issues such as biometric data and, as in the case of the state of Washington, health and medical information that fall outside of the scope of HIPAA's protections. The existence of privacy laws in different states in the country will make our compliance obligations more complex and costly.

As we conduct studies with subjects from outside of the U.S., we may be subject to additional, more stringent privacy laws in other jurisdictions. Most notably, we conduct studies in the EU, where in May 2018, a new privacy regime, the EU General Data Protection Regulation, the EU GDPR, took effect in the European Economic Area, the EEA. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals in the EEA. Among other things, the EU GDPR imposes requirements regarding the security of personal data and notification of data breaches to the competent national data protection authorities, imposes limitations on retention of personal data, imposes stringent requirements relating to the consent of data subjects, requires us to maintain records of our processing activities and to document data protection impact assessments where there is high risk processing, provides a broad definition of personal data and requires detailed notices for clinical trial subjects and investigators. In addition, the EU GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the U.S. and other jurisdictions that the European Commission (EC) does not recognize as having “adequate” data protection laws. These transfers are prohibited unless a valid transfer mechanism is implemented, such as the Standard Contractual Clauses (SCCs) published by the EC, binding corporate rules or certification to the EU-U.S. Data Privacy Framework that the EC adopted on July 10, 2023. The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with competent national data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. Non-compliance could also result in the imposition of orders to stop data processing activities.

Moreover, the United Kingdom leaving the EU could lead to further legislative and regulatory changes. Further to the U.K.’s exit from the EU on January 31, 2020, the EU GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the U.K. GDPR into U.K. law. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but largely aligned to the EU’s data protection regime. Like the EU GDPR, the U.K. GDPR restricts personal data transfers outside the U.K. to countries not regarded by the U.K. as providing adequate protection. It is not subject to the new form of SCCs but has issued its own transfer mechanism – the U.K. international data transfer agreement. Moreover, on September 21, 2023, the U.K. Government adopted the Data Protection (Adequacy) Regulations 2023, also referred to as the “UK-U.S. Data Bridge”, which will allow companies to transfer personal data from the U.K. to the U.S. on the basis of the EU-U.S. Data Privacy Framework. The U.K.’s government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. The European Commission has adopted an adequacy decision in favor of the U.K., enabling data transfers from EU member states to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision. There may be further divergence in the future, including with regard to administrative burdens. The U.K. has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the U.K. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

These and other future developments regarding data protection laws and the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.

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

Although we do not currently have any drugs on the market, our current and future operations are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of VGL101, VG-3927 and future therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute VGL101, VG-3927 and future therapeutic candidates for which we obtain marketing approval. For more information regarding the risks related to these laws and regulations please see “Business – Government Regulation – Other Healthcare Laws” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Under current law, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. The completion of private placements and other transactions that have occurred since inception, may trigger such ownership change pursuant to Section 382 and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Any such limitation, whether as the result of the mergers, prior private placements, sales of our common stock by our existing stockholders, or additional sales of our common stock by us after the mergers, could have a material adverse effect on our results of operations in future years. Our net operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2022, we had approximately $68.4 of U.S. federal and $67.7 state net operating loss carryforwards due to prior period losses. Our federal NOLs can be carried forward indefinitely and our State NOLs expire at various dates beginning in 2040.

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

As of October 31, 2023, we had 66 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receives marketing approval, sales, marketing and distribution. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including identifying, recruiting, integrating, maintaining and motivating additional employees and managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize VGL101 or VG-3927, our other pipeline therapeutic candidates or any future therapeutic candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We are aware of third parties which are pursuing therapeutics that target the same molecular targets as our product candidates. Because our current product candidates target TREM2, we consider the following third party to be our closest competitor, Alector, which is developing AL002, a TREM2 targeting antibody, for AD in collaboration with AbbVie, Inc.

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
•
VG-3927 for AD: we are not aware of any third parties clinically developing small molecules that target TREM2 for AD. There are, however, many third parties pursuing clinical development of therapeutics for AD. As mentioned and Alector are each clinically developing TREM2 targeting antibody therapeutics. The University of Oxford in collaboration with Janssen Pharmaceutica NV has reported a Phase I trial of JNJ-40346527 (edicotinib), a small molecule CSF-1R antagonist. Elixiron Immunotherapeutics, Inc. has reported a Phase I trial of EI-1071, a small molecule that inhibits the tyrosine kinase activity of CSF-1R. In addition, there are others developing therapeutics for AD that do not target TREM2. Notable examples include those that are based on reduction of ß-amyloid plaques, such as ADUHELM® (aducanumab-avwa) and LEQEMBI™ (lecanemab-irmb), both of which are from Biogen, Inc. and were FDA approved in 2021 and 2023, respectively. Other ß-amyloid therapeutics and additional approaches for AD are being pursued by Roche (Genentech), Eli Lilly and others.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 80% of our outstanding voting stock as of October 31, 2023 based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act.

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

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, beginning with our most recent annual report on Form 10-K, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

Although many activities have returned to normal, and the U.S. federal government has declared an end to the public health emergency related to the COVID-19 pandemic, the COVID-19 pandemic broadly affected the global economy, resulted in significant travel and work restrictions in many regions and put a significant strain on healthcare resources for an extended period of time. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is uncertain and will depend on continued developments including any resurgence of COVID-19 and its variants. The continuation of the worldwide COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation and continued enrollment of our clinical trials, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects. In addition, the COVID-19 pandemic has adversely impacted economies worldwide and may continue to cause substantial disruption in the financial markets and global supply chains, all of which could adversely affect our business, operations and ability to raise funds to support our operations.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, in May 2023, the FDIC took control of First Republic Bank (First Republic) and JPMorgan Chase & Co. has since acquired a substantial amount of assets and certain liabilities of First Republic. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee, however, that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

Vigil Neuroscience, Inc.

Date: November 7, 2023	By:	/s/ Ivana Magovčević-Liebisch
Ivana Magovčević-Liebisch, PhD, JD
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)