Form 10-K
period 2023-12-31
Vigil Neuroscience, Inc.
filed 2024-03-26
CIK 1827087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $233.1 million based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant's most recently completed second quarter. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 29, 2024 was 36,884,712.

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
•
We are early in our development efforts and have never successfully completed any late-stage clinical trials, and if we are unable to identify and advance therapeutic candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.
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
•
We may expend our limited resources to pursue a particular therapeutic candidate or indication, such as our initial focus on developing iluzanebart for ALSP and VG-3927 for Alzheimer's disease (AD), and fail to capitalize on therapeutic candidates or indications that may be more profitable or for which there is a greater likelihood of success. As such, our business is highly dependent on the clinical advancement of our programs and is especially dependent on the success of our lead clinical candidate, iluzanebart.
•
We have concentrated a substantial portion of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development. Further, our therapeutic candidates are based on new approaches, which makes it difficult to predict the time and cost of therapeutic candidate development and subsequently obtaining regulatory approval.
•
We may encounter substantial delays in the commencement, enrollment or completion of our on-going and planned clinical trials, which could prevent us from receiving necessary regulatory approvals or commercializing any therapeutic candidates we develop on a timely basis, if at all.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the timing, progress, results and cost of developing iluzanebart and VG-3927, as well as our other research and development programs and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our current and future programs;
•
the application of our precision medicine approach to develop microglia-targeted therapies for patients with rare, genetically defined neurodegenerative diseases and subsequently advance into neurodegenerative diseases affecting larger patient populations;
•
the expansion of our modality agnostic product pipeline to other microglial targets beyond Triggering Receptor Expressed on Myeloid Cells 2, or TREM2, and subsequent plans to expand into larger and more common neurodegenerative indications;
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
•
the effect of a public health crisis on any of the foregoing or other aspects of our business operations, including any negative impact on enrollment in our ongoing clinical trial as well as any other impacts on our existing and future clinical trials or our preclinical studies; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company dedicated to improving the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia. Microglia are the sentinel immune cells of the brain and play a critical role in maintaining central nervous system (CNS) health and responding to damage caused by disease. Leveraging recent research implicating microglial dysfunction in neurodegenerative diseases, we utilize a precision medicine approach to develop a pipeline of therapeutic candidates, initially addressing genetically defined patient subpopulations, that we believe will activate and restore microglial function. Our first therapeutic candidates are designed to activate Triggering Receptor Expressed on Myeloid Cells 2 (TREM2), a key microglial receptor protein that mediates responses to environmental signals in order to maintain brain health and whose dysfunction is linked to neurodegeneration. We have two clinical programs that are designed to target TREM2. Our lead clinical candidate, VGL101 (iluzanebart), is a fully human monoclonal antibody (mAb) TREM2 agonist that is currently being studied in a Phase 2 proof-of-concept (PoC) trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP), a rare and fatal neurodegenerative disease. Our second clinical candidate, VG-3927, is an orally-available small molecule TREM2 agonist that we plan to evaluate for the potential treatment of Alzheimer’s disease (AD), initially exploring a biomarker response of VG-3927 in genetically defined subpopulations of AD with microglial dysfunction. VG-3927 is currently being evaluated in a Phase 1 clinical trial in healthy volunteers.

We believe that each therapeutic candidate in our pipeline has the potential to be developed for multiple neurodegenerative diseases. Our precision medicine approach begins with rare, genetically defined diseases for which microglial dysfunction is believed to be a key driver of disease pathology and then utilizes findings from these efforts to inform expansion into larger and more common neurodegenerative diseases. We believe our strategy has the potential to mitigate downstream translational risk as we seek to advance our programs through early development and into the clinic. We believe this iterative, sequential approach is a key differentiator, potentially allowing us to generate clinical PoC efficiently and leverage our initial development programs as well as research by others, in pursuing additional neurodegenerative disease opportunities.

Our lead clinical candidate, iluzanebart, is currently being studied in IGNITE, a Phase 2 PoC trial and the first-ever interventional trial in ALSP patients. ALSP is a rare, inherited, autosomal dominant neurological disease with high penetrance. ALSP is caused by a loss-of-function mutation in the Colony Stimulating Factor 1 Receptor (CSF1R), a receptor that shares a common downstream signaling pathway with TREM2 and affects an estimated 10,000 people in the U.S., with similar prevalence in Europe and Japan. There are currently no approved therapies for ALSP, underscoring the unmet need for people living with this serious, rapidly progressing disease. The FDA has granted Fast Track designation and orphan drug designation for iluzanebart for the treatment of ALSP. The European Commission has also granted orphan drug designation for iluzanebart.

In November 2023, we reported interim data from the ongoing Phase 2 IGNITE trial from the first 6 patients following 6 months of treatment with 20 mg/kg of iluzanebart. These data further supported the favorable safety, tolerability, pharmacokinetics (PK) and pharmacodynamics (PD) profile of iluzanebart previously demonstrated in the Phase 1 SAD/MAD trial of iluzanebart in healthy volunteers. Importantly, iluzanebart demonstrated clear target engagement as measured by changes in sTREM2, sCSF1R, and osteopontin in cerebral spinal fluid (CSF). Individual ALSP patients treated with iluzanebart also demonstrated directionally supportive changes in magnetic resonance imaging (MRI) and neurofilament light chain (NfL) biomarkers. Enrollment for the Phase 2 IGNITE clinical trial is completed with 20 patients enrolled in the trial, which exceeds the initially planned 15 patients. The next data analysis from the Phase 2 IGNITE trial is planned for the third quarter of 2024 at which time we expect to provide 12-month follow-up data from patients in the 20 mg/kg dose cohort and data from patients in the 40 mg/kg dose cohort who have completed 6 months.

In addition to IGNITE, we are also conducting ILLUMINATE, a natural history study of symptomatic and prodromal carriers of CSF1R mutations that are pathogenic for ALSP. We define individuals as being symptomatic if they have three or more characteristic clinical symptoms of the ALSP or as being prodromal if they have early MRI evidence of ALSP and less than three clinical symptoms. The purpose of this study is to better characterize disease progression and inform our clinical trial design. The ILLUMINATE study is focused on understanding MRI findings and certain fluid biomarker levels in symptomatic ALSP participants and the potential for those biomarkers to act as measurable descriptors of ALSP disease pathophysiology and progression. In November 2023, we reported findings from the ongoing ILLUMINATE study. These results provided critical insights on MRI and fluid biomarkers and how they present in ALSP. Specifically, soluble CSF1R (sCSF1R) levels were altered in both prodromal and symptomatic ALSP patients, positioning this measure as an emerging biomarker of ALSP disease pathology. Similarly, NfL levels were highly elevated in symptomatic ALSP patients, suggesting this biomarker may be useful in characterizing active neurodegeneration in ALSP. These data also showed that MRI measurements on ventricular volume and gray matter volume are also emerging as measurable indicators of disease progression. Based on 12-month data from ILLUMINATE we have also observed a correlation between MRI biomarkers and cognitive changes.

Engagement with our stakeholders, including patients and scientific and provider communities, is central to our approach in rare neurodegenerative diseases. We have established the world’s first patient-facing ALSP informational website to build disease awareness and actively support patient advocacy organizations. Through this work, we have created a strong global network of key opinion leaders (KOLs), centers of excellence, and genetic counseling practices that each treat ALSP patients and work with families affected by the disease. In May 2023, we launched ALSPAware, a program providing no-cost genetic testing to aid in the diagnosis of ALSP as well as supportive counseling services. Developed with both patients and healthcare providers in mind, the program includes a single gene confirmatory test for individuals with a family history of ALSP, as well as a custom gene panel available for physicians to use in diagnosing late onset neurodegenerative diseases. Trained genetic counselors are available to facilitate testing and discuss results, and participants will have access to a range of specialized information and services created to support participants and their families.

In addition to iluzanebart, we are developing VG-3927, our orally available small molecule TREM2 agonist for the treatment of common neurodegenerative diseases associated with microglial dysfunction, with initial development for the treatment of AD. Genome wide association studies (GWAS) have shown that a specific mutation in a TREM2 variant (R47H) is one of the strongest genetic risk factors for AD, second in magnitude only to that associated with the apolipoprotein E4 (ApoE4) genotype. Our precision medicine strategy in AD is to initially explore a biomarker response of VG-3927 in genetically defined AD subpopulations with microglial dysfunction, including those carrying TREM2 and other variants. Our small molecule candidate VG-3927 has a different mechanism of action and binds to a different site than iluzanebart, providing potential optionality in positioning VG-3927 in different patient populations and potential differentiation from TREM2 antibody therapeutics. VG-3927 has been shown preclinically to be a highly active, selective and brain-penetrant small molecule TREM2 agonist and is designed to act as a molecular glue that potentiates the TREM2 signaling response to natural damage ligands. In preclinical testing, VG-3927 demonstrated on-target TREM2 activation across both common and rare TREM2 variants. Our Phase 1 clinical trial evaluating VG-3927 in healthy volunteers commenced dosing in October 2023, and is proceeding with a partial clinical hold from the FDA related to maximum exposure limit. We are working with the FDA to address the partial clinical hold. Based on preclinical studies, we believe that the maximum exposure limit exceeds the predicted efficacious dose of VG-3927, and we do not currently anticipate any delay in the current development plans for VG-3927. We plan to report an interim Phase 1 data readout for VG-3927 in healthy volunteers in mid-2024.

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

Our Business Strategy

Our goal is to be a leader in the development and commercialization of microglia-targeted, disease-modifying therapeutics that slow or halt progression of a range of rare and common neurodegenerative diseases. Key elements of our business strategy are to:

•
Apply our precision medicine approach to develop microglia-targeted therapies for patients with rare, genetically defined neurodegenerative diseases and subsequently advance into neurodegenerative diseases affecting larger patient populations. The initial indications we are pursuing are neurodegenerative diseases that have strong genetic, mechanistic, and biochemical associations with microglial dysfunction. We believe these associations provide a strong rationale for potential intervention with microglia-targeted therapies. By focusing on these known relationships, we believe we may mitigate downstream translational risk as we seek to advance our programs through early development and into the clinic. We expect this approach will allow us to identify biologically and clinically relevant biomarkers and to generate PoC efficiently. We plan to apply the specific learnings from these studies to inform the development of our therapeutic candidates in other neurodegenerative disease indications with broader patient populations.
•
Advance our lead clinical candidate, iluzanebart, a mAb TREM2 agonist, for the treatment of ALSP and other rare leukoencephalopathies and leukodystrophies. We are currently developing iluzanebart, our fully human mAb that is highly selective for TREM2, for the treatment of ALSP, a rare and fatal neurodegenerative disease. We believe there is strong genetic, molecular, and cellular evidence implicating microglial dysfunction and signaling deficiency in ALSP, which we believe could be correctable through TREM2 activation. We believe the significant unmet need and lack of approved therapies in ALSP have the potential to enable a more efficient clinical development path to PoC and regulatory approval, if our trials are successful. We plan to leverage our work in ALSP to target other rare leukoencephalopathies and leukodystrophies, such as MLD and Krabbe. To that end, iluzanebart is currently being studied in a Phase 2 proof-of-concept trial, IGNITE, in patients with ALSP. The next data analysis from the Phase 2 IGNITE trial is planned for the third quarter of 2024 at which time we expect to provide 12-month follow-up data from patients in the 20 mg/kg dose cohort and data from patients in the 40 mg/kg dose cohort who have completed 6 months. We also continue to enroll people living with ALSP in ILLUMINATE, a natural history study of ALSP patients designed to better characterize disease progression, inform our clinical trial design, and facilitate recruitment into our clinical trials.
•
Advance our second clinical candidate VG-3927, an orally available, small molecule TREM2 agonist for the treatment of more common neurodegenerative diseases associated with microglial dysfunction, with the initial development for the treatment of AD. Peer reviewed literature suggests a strong genetic association between certain TREM2 variants and the development and progression of AD. We are advancing our novel, orally available, small molecule TREM2 agonist VG-3927 for the treatment of AD, initially exploring a biomarker response of VG-3927 in genetically defined AD subpopulations with microglial dysfunction, including those carrying TREM2 and other variants. An orally available and highly active, TREM2-selective and CNS penetrant small molecule with a novel mechanism of action has many potential clinical and commercial advantages in large chronic indications, including ease of administration and use in outpatient settings. We also intend to explore the potential of VG-3927 for the general AD population if clinical data support this approach. Dosing commenced in the Phase 1 clinical trial evaluating VG-3927 in healthy volunteers in October 2023. We plan to report an interim Phase 1 data readout for VG-3927 in healthy volunteers in mid-2024.
•
Engage the stakeholder community including patients, advocacy groups, and clinical leaders. Support of the stakeholder community is an integral part of our mission to bring microglia-targeted therapeutics to patients with neurodegenerative diseases. Early and ongoing engagement increases our understanding of the patient journey, helps build disease awareness, and facilitates recruitment of patients and clinicians to participate in clinical trials. For example, we actively support the first and only ALSP dedicated patient organization, Sisters’ Hope Foundation, and launched the world’s first patient-facing ALSP informational website, to increase ALSP awareness, engage with and support patients, the clinical community, and other relevant stakeholders. During 2023, we launched ALSPAware, a program providing no-cost genetic testing to aid in the diagnosis of ALSP as well as supportive counseling services. Developed with both patients and healthcare providers in mind, the program includes a single gene confirmatory test for individuals with a family history of ALSP, as well as a custom gene panel available for physicians to use in diagnosing late onset neurodegenerative diseases.
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

Microglia and Their Role in CNS Health and Neurodegeneration

Microglia are the sentinel immune cells of the brain and play a critical role in maintaining CNS health, or homeostasis, by sensing and responding to pathogens and to damage caused by disease or injury. They also play a central role in ongoing maintenance and “housekeeping” in the brain environment. In recent years, the scientific community’s understanding of microglia’s role in brain health and neurodegeneration has advanced markedly. A 2020 review in the journal Science, for example, highlighted microglia’s “fundamental role” as “governors of neuronal function and homeostasis in the adult brain.” In their homeostatic state, microglia monitor for potential damage. Microglia sense multiple types of signals in the brain, including those generated by infection, cell death and breakdown, and replacement of cellular components. Upon sensing damage, homeostatic microglia can transition to a disease-associated microglia (DAM) phenotype and then coordinate signal-specific downstream responses, such as potentiation of microglial survival and proliferation, activation of microglial phagocytosis (cellular debris removal by innate immune cells), and removal of unneeded neural connections (axonal pruning) to maintain synaptic health. In doing this, they display a protective phenotype that maintains the CNS environment. In the context of neurodegenerative disease, microglia in the DAM state are believed to protect healthy cells by responding to and either removing or isolating protein clumps and cellular debris that accumulate in the brains of patients with neurodegenerative diseases and, to a lesser extent, during normal aging. These clumps and debris can be toxic to nearby cells and therefore, the response and protective functions of microglia are believed to be important for preventing or slowing neuroinflammation and neuropathology that contribute to disease progression. Our initial focus on microglia and microglia-targeted therapeutics is based on research linking impaired microglia function to both rare and common neurodegenerative diseases via genetic mutations that interfere with microglia’s normal sentinel and response functions, thereby predisposing individuals to conditions that cause neurodegeneration. These conditions include leukoencephalopathies and leukodystrophies, a set of rare, mainly genetic disorders affecting neurons and white matter, such as ALSP, MLD, Krabbe, as well as the most common cause of dementia. Due to their multiple functions, microglia are also implicated in other CNS diseases, including, Frontotemporal dementia (FTD), Multiple sclerosis (MS), Parkinson’s Disease (PD), amyotrophic lateral sclerosis (ALS), and certain rare epilepsies.

TREM2: Our Initial Therapeutic Target

Our most advanced therapeutic programs are aimed at developing agonists of TREM2, a membrane spanning receptor expressed specifically on microglia in the brain. TREM2 is essential for microglia’s homeostatic maintenance functions and response to inflammatory CNS damage in various disease states. TREM2 acts like a sensor to detect cellular damage in the brain, such as from dead neurons and myelin debris (cellular debris), and protein clumps that form plaques. Once microglia encounter damage associated materials, TREM2 mediates signals for the microglia to respond appropriately, for example, by transitioning to DAM, migrating to sites of damage, clearing away debris through phagocytosis, and acting as a barrier to prevent further damage. In preclinical studies across multiple models of neurodegenerative conditions, it has been shown that the transition from homeostatic microglia to fully activated DAM requires activation of the TREM2 receptor.

TREM2’s protective role in neurodegenerative disease was discovered through GWAS. Follow up studies in cells and animals have demonstrated the important role of this receptor for initiating neuroprotective response of microglia in models of neurodegenerative disease. TREM2 signals through an associated protein complex, which triggers a cascade of biochemical changes that maintain microglial homeostasis and promote microglial migration to sites of injury, activate phagocytosis, and promote cell survival and proliferation.

Multiple preclinical studies have shown that TREM2 deficiency is a likely contributor to neurodegeneration, and we believe such studies provide a compelling rationale for therapeutically activating TREM2 signaling to treat neurodegenerative diseases. Loss-of-function mutations of TREM2, such as those associated with AD and other neurodegenerative diseases, disrupt signaling through reduced binding of brain debris to TREM2 and/or through reduced TREM2 levels at the cell surface. The following findings further support the link between TREM2 loss-of-function and disease:

•
Evidence for importance of TREM2 in the CNS and its involvement in microglial dysfunction comes from a devastating human genetic disease called Nasu-Hakola disease (NHD). NHD is an autosomal recessive disorder, caused by a defect in two gene copies, that renders the TREM2 receptor non-functional due to TREM2 or DAP12 mutations. Clinically, NHD is characterized by a rapidly progressive and fatal adult-onset leukodystrophy with a predominantly cognitive phenotype directly caused by microglial dysfunction.
•
TREM2 loss-of-function variants are associated with increased risk for FTD, ALS, and AD. For example, GWAS have shown that a specific mutation in a TREM2 variant (R47H) is one of the strongest genetic risk factors for AD, second in magnitude only to that associated with the ApoE4 genotype.
•
TREM2 mutations lead to increased disease pathology in multiple animal studies, such as studies for AD, stroke, MS, and other white matter diseases. For example, in an AD mouse model study, microglial inactivation via TREM2 deletion enhanced the spreading of both pathological ß-amyloid and tau proteins.

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

Our Precision Medicine Approach to Development

We are pursuing a precision medicine approach to developing a broad range of therapeutics for neurodegenerative diseases. We believe that each of the candidates in our pipeline can be developed for multiple neurodegenerative diseases, some of which have very large patient populations. Our development strategy is to begin with rare, genetically defined diseases for which microglial dysfunction is a key driver of disease pathology and to use findings from these efforts to inform expansion into larger and more common neurodegenerative indications. We believe this iterative, sequential approach is a key differentiator which will help reduce downstream translational risk and potentially allow us to generate clinical PoC efficiently. We believe we can leverage our initial development programs as well as research by others in pursuing additional neurodegenerative disease opportunities.

We are executing on this approach with our lead product candidate, VGL101, which is initially being developed for the treatment of ALSP. ALSP has strong genetic, mechanistic, and biochemical associations with microglial dysfunction. The understanding of the genetic defect, the molecular pathway deficit, the potential for TREM2 agonism to mitigate the deficit, and the availability of both target engagement and disease biomarkers, to support our efforts to rapidly achieve clinical PoC for VGL101 for this disease. We believe the significant unmet need and lack of approved therapies in ALSP have the potential to enable a more efficient clinical development path to regulatory approval, if these trials are successful. We plan to leverage our work in ALSP to target other rare leukoencephalopathies and leukodystrophies, such as MLD and Krabbe.

We are also following this approach with VG-3927, which is initially being developed for the treatment of AD. Loss-of-function mutations in TREM2 have been shown to increase the risk of developing AD. Mutations in other genes that are involved in the microglial response to neuropathology have also been shown to increase AD risk. These data suggest a genetically-defined subset of AD where impaired function of microglia may be an important contributor to disease pathology. Specifically, the loss-of-function nature of TREM2 mutations suggest that the therapeutic potential of increasing TREM2 activation with VG-3927 may be more apparent in patients with AD who are also carriers of these mutations, which we believe can improve the efficiency of PoC trials. Our precision medicine strategy in AD is to initially explore a biomarker response of VG-3927 in genetically defined AD subpopulations with microglia dysfunction, including those carrying TREM2 and other variants, and to use those results to inform patient selection and our development strategy for subsequent larger trials in AD.

Our Clinical Development Programs

Our precision medicine strategy is focused on advancing a pipeline aimed at developing microglia-targeted TREM2 agonists for the treatment of neurodegenerative diseases. We believe we are differentiated by developing both large molecule (i.e., injectable) antibodies as well as small molecule (i.e., orally available) drugs. Our current clinical candidates include iluzanebart, our fully human mAb TREM2 agonist and VG-3927, an orally available small molecule TREM2 agonist.

Iluzanebart, Monoclonal Antibody TREM2 Agonist Candidate

Our lead clinical candidate, iluzanebart, is a highly-selective fully human monoclonal antibody directed against human TREM2 for the treatment of rare genetically defined microgliopathies. Iluzanebart is currently being studied in IGNITE, a Phase 2 proof-of-concept trial in patients with ALSP.

Our Clinical Candidate Iluzanebart for the Treatment of ALSP

ALSP is a rare, inherited, autosomal dominant neurological disease with high penetrance. Because ALSP is autosomal dominant, the disease requires a mutation in only one of two gene copies in order to develop. It is caused by a mutation of the CSF1R gene and affects approximately 10,000 people in the U.S., with an estimated incidence of about 1,000 to 2,000 new cases annually. ALSP has been diagnosed in countries around the world, with major clusters in North and South America, Central and Northern Europe, and Asia. The FDA has granted Fast Track designation and orphan drug designation for iluzanebart for the treatment of ALSP. The European Commission has also granted orphan drug designation for iluzanebart.

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

The disease generally presents in adults in their forties, is diagnosed through genetic testing for CSF1R mutations and established clinical/radiologic criteria, and is characterized by cognitive dysfunction, neuropsychiatric symptoms, and motor impairment. These devastating symptoms typically exhibit rapid progression and those affected have an average life expectancy of approximately 6 to 7 years following symptom onset.

To our knowledge, there are no approved products for ALSP, and beyond iluzanebart, there are none in clinical development, underlining the high unmet need in this rare indication. Current medical practice is limited to the management of motor and psychiatric symptoms. This provides limited supportive care and modest improvements to quality of life and does not address the most debilitating symptoms, such as cognitive decline. In addition, these approaches have no effect on the underlying disease process and do not slow the progression of the disorder. Academic investigators have tried hematopoietic stem cell transplantation in a small number of patients. In a published report on seven patients followed for a median period of 11 months, although the investigators reported some improvements, all patients experienced some level of disease progression as well as MRI lesion progression with three patients experiencing graft versus host disease and one death in addition to other side effects. Off-label use of symptomatic treatments (e.g., anti-Parkinsonian drugs) appear to provide minimal benefit to patients with ALSP.

Treatment Rationale for Iluzanebart in ALSP

Mutations in the CSF1R gene that result in the development of ALSP cause the loss of proper receptor signaling, reducing microglia cell numbers and their activity. Brain tissue from ALSP patients showed a reduction in the number of microglia as compared with normal tissue, as measured by a microglial marker, IBA-1. CSF1R and TREM2 are both expressed on the surface of microglia and they share common elements in their downstream signaling after activation such as phosphorylation of SYK. Iluzanebart is designed to bind to TREM2 as an agonist and initiate a cascade of cellular responses including phosphorylation of SYK. The therapeutic hypothesis is that activation of TREM2 with iluzanebart will initiate signaling in microglia that can compensate for deficiencies caused by dysfunctional sCSF1R and act as a treatment for ALSP.

Human genetic data suggest functional similarities between TREM2 and CSF1R. Loss-of-function mutations in TREM2 lead to the rare, fatal genetic disease, NHD. The disease presentation, adult onset, imaging findings, and brain pathology of ALSP and NHD are similar, highlighting that converging, dysfunctional biochemical pathways produce similar pathobiology.

In in vitro systems that model CSF1R loss-of-function in ALSP, we have demonstrated that iluzanebart activation of TREM2 can compensate for deficiency of CSF1R signaling. For these studies, we used human microglia derived from induced pluripotent stem cells (iPSCs) and are dependent on the growth factor CSF1 for survival and differentiation. In one such experiment, we induced CSF1R signaling deficiency by treating microglia with PLX5622, a selective CSF1R inhibitor. Microglia treated with PLX5622 alone displayed significantly reduced viability compared to untreated cells. Exposure of PLX5622-treated cultures to iluzanebart rescued the cells from effects of CSF1R inhibition and restored viability.

We have also demonstrated that iluzanebart treatment modulates the phosphorylation of CSF1R in human microglia that express an ALSP mutation. As illustrated in Figure 1, heterozygous expression of an I794T mutation in CSF1R results in a decrease in the phosphorylation of CSF1R. This deficit can be rescued by treatment of these microglia with iluzanebart, demonstrating that increased TREM2 activation translates to increased CSF1R activation.

Iluzanebart is designed to bind to TREM2 and initiate a cascade of cellular responses. We believe that iluzanebart has the potential to be a treatment for ALSP because CSF1R and TREM2 share commonalities in downstream signaling. In preclinical studies, iluzanebart activation of TREM2 can compensate for deficiency of CSF1R signaling. Human genetics suggest functional similarities between TREM2 and CSF1R. Loss-of-function mutations in TREM2 lead to the rare, fatal genetic disease, NHD. The disease presentation, imaging findings, and brain pathology of ALSP and NHD are similar, highlighting that converging, dysfunctional biochemical pathways produce similar pathobiology.

We have demonstrated proof-of-mechanism in in vitro studies that model CSF1R loss-of-function in ALSP. For these studies, we used human microglia derived from induced pluripotent stem cells (iPSCs) and are dependent on the growth factor CSF1 for survival and differentiation. As illustrated in Figure 1, heterozygous expression of an I794T mutation in CSF1R that is known to be pathogenic for ALSP results in a decrease in the phosphorylation of CSF1R. This deficit can be rescued by treatment of these microglia with iluzanebart, demonstrating that increased TREM2 activation translates to increased CSF1R activation.

Figure 1: Iluzanebart Proof-of-Mechanism in ALSP – Rescue of Microglia Viability and Activity under CSF1R Deficiency

Iluzanebart Compensation of CSF1R Signaling Defect

Human iPSC derived microglia, expressing either wild-type or a known ALSP associated variant of CSF1R (I794T), were stimulated with VGL101 or IgG Control for 7 days. Levels of the activated form of CSF1R were measured using a quantitative assay of phosphorylated CSF1R. Data were reported as the average across multiple experiments +/- the standard error of the mean.

We believe that there are quantifiable, disease-associated biomarkers which correlate with disease severity or with disease progression and could have the measurement properties to detect treatment effects in ALSP clinical trials. Published data indicate that MRI of brain lesions could correlate with disease progression. In our ongoing natural history study in ALSP, ILLUMINATE, we have observed that NfL and CSF1R levels are highly altered in ALSP compared to age-corrected expectations at baseline and may be useful in measuring disease severity. Data from this study also support the potential of volumetric MRI measurements to assess disease progression and treatment effect. We believe these data from ILLUMINATE on MRI and fluid biomarkers support their utility as potential early indicators of iluzanebart’s therapeutic response and could be used to support the declaration of PoC in our Phase 2 trial, IGNITE, in ALSP. Along with the high unmet need in the disease, we believe the availability of these quantifiable biomarkers make ALSP an attractive initial indication for iluzanebart.

Iluzanebart Clinical Development in ALSP

•
ILLUMINATE, ALSP Natural History Study: In September 2021, we began ILLUMINATE, a non-interventional natural history study of symptomatic and prodromal carriers of CSF1R mutations that are pathogenic for ALSP. We define individuals as being symptomatic if they have three or more characteristic clinical symptoms of the ALSP or as being prodromal if they have early MRI evidence of ALSP and less than three clinical symptoms. The objectives of the study are to further understand the phenotype and natural course of ALSP, disease progression, and the treatment paradigm. The ILLUMINATE study is focused on understanding MRI findings and certain fluid biomarker levels in symptomatic ALSP participants and the potential for those biomarkers to act as measurable descriptors of ALSP disease pathophysiology and progression. ILLUMINATE is also intended to potentially serve as a contemporaneous external comparator arm for efficacy studies. ILLUMINATE is designed to evaluate ALSP patients with a CSF1R gene mutation for a period of 24 months. Patients who participate in our natural history study may also participate in our interventional clinical trials. In November 2023, we reported findings from the ongoing ILLUMINATE study. These results provided critical insights on MRI and fluid biomarkers and how they present in ALSP. Specifically, sCSF1R levels were altered in both prodromal and in symptomatic ALSP patients positioning measure as an emerging biomarker of ALSP disease pathology. Similarly, NfL levels were highly elevated in symptomatic ALSP patients, suggesting this biomarker may be useful in characterizing active neurodegeneration in ALSP. These data also showed that MRI measurements on ventricular volume and gray matter volume are also emerging as measurable indicators of disease progression. Additionally, based on 12-month data from ILLUMINATE, we have observed a correlation between MRI biomarkers and cognitive changes in ALSP patients using the Montreal Cognitive Assessment (MoCA) scale, which is widely used to assess cognition. Analysis of these data showed a statistically significant correlation between increased ventricular volume and lower MoCA scores in symptomatic ALSP patients, both indicating disease worsening. In addition, a statistically significant relationship between loss of gray matter volume and reduction in MoCA scores were observed, which are also indicative of disease worsening. These relationships may support the use of changes in ventricular volume and gray matter volume as biomarkers of disease progression.
•
Phase 1 Healthy Volunteer Trial: This clinical trial was designed as a SAD/MAD trial of iluzanebart in healthy volunteers, including subjects of various ethnic backgrounds, to evaluate safety and tolerability, PK and to measure changes in CSF microglial activity biomarkers sCSF1R, osteopontin, and sTREM2. We conducted our Phase 1 trial in the U.S. and Australia. In September 2023, we reported complete topline data from the Phase 1 trial. The trial enrolled 136 healthy volunteers who received either iluzanebart (n=113) at fixed single doses ranging from 1 to 60 mg/kg or three ascending doses ranging from 20 to 60 mg/kg, or placebo (n=23). Based on these data, iluzanebart demonstrated a favorable safety and tolerability profile in SAD and MAD cohorts at doses up to 60 mg/kg. In addition, iluzanebart showed:
•
Linear and predictable PK characteristics and an observed half-life that supports monthly IV dosing;
•
Proof-of-target engagement based on dose-dependent, robust and durable reductions in soluble TREM2 (sTREM2) in CSF following repeat dosing;
•
Increased soluble CSF1R (sCSF1R) and osteopontin levels in CSF that were durable following repeat dosing suggesting that iluzanebart impacted microglial activity downstream of TREM2 target engagement; and,
•
Target engagement and downstream PD responses following 20 mg/kg and 40 mg/kg of iluzanebart, which support evaluating these doses in the ongoing IGNITE Phase 2 trial in ALSP patients.
•
IGNITE, Phase 2 PoC Clinical Trial in ALSP: In December 2022, we initiated IGNITE, the first-ever interventional trial conducted in ALSP patients. The IGNITE trial is a global Phase 2, open-label PoC trial, designed to evaluate the safety and tolerability of iluzanebart in approximately 15 patients with symptomatic ALSP and a CSF1R gene mutation confirmed by genetic testing. Secondary outcome assessments include the effects of iluzanebart on MRI measures and on the fluid biomarkers NfL, sTREM2, sCSF1R, and osteopontin. Exploratory outcome assessments include the evaluation of clinical efficacy measures using standard cognitive, motor and functional assessments as well as assessment of the PK of iluzanebart in patients with ALSP. Patients enrolled in the trial receive an intravenous, (IV) infusion of 20 mg/kg or 40 mg/kg of iluzanebart approximately every four weeks, for a treatment duration of one year. In November 2023, we reported interim data from the ongoing Phase 2 IGNITE trial from the first 6 patients following 6 months of treatment with 20 mg/kg of iluzanebart. These data further supported the favorable safety, tolerability, pharmacokinetics (PK) and pharmacodynamics (PD) profile of iluzanebart previously demonstrated in the Phase 1 SAD/MAD trial of iluzanebart in healthy volunteers. Importantly, iluzanebart demonstrated clear target engagement as measured by changes in sTREM2, sCSF1R, and osteopontin in CSF. Individual ALSP patients treated with iluzanebart also demonstrated directionally supportive changes in magnetic resonance imaging (MRI) and neurofilament light chain (NfL) biomarkers. Enrollment for the Phase 2 IGNITE clinical trial is completed with 20 patients enrolled in the trial, which exceeds the initially planned 15 patients. The next data analysis from the Phase 2 IGNITE trial is planned for the third quarter of 2024 at which time we expect to provide 12-month follow-up data from patients in the 20 mg/kg dose cohort and data from patients in the 40 mg/kg dose cohort who have completed 6 months.
•
ALSP Disease Progression Model: We are exploring a disease progression model (DPM) to support the development of iluzanebart through the evaluation of all available data from patients with ALSP and their lived experiences. The DPM can be used to synthesize and quantitatively summarize knowledge about disease progression and the influence of drug treatment on disease trajectory.

Patient Engagement and Recruitment

We have created a strong global network of KOLs, centers of excellence, and genetic counseling practices that each treat ALSP patients and work with families affected by the disease. These span all geographies but are mainly focused in areas where ALSP clusters have been identified (North America, Europe, Asia and Latin America).

We have launched the world’s first patient-facing ALSP informational website and actively support the first and only patient advocacy organization dedicated to ALSP, the Sisters’ Hope Foundation. Strong partnerships with patient organizations like Sisters’ Hope Foundation enable us to learn more about ALSP on a continuous basis and deepen our relationship with the community. We have also partnered with genetic testing companies to increase disease awareness and access to genetic testing. In May 2023, we launched ALSPAware, a program providing no-cost genetic testing to aid in the diagnosis of ALSP as well as supportive counseling services. Developed with both patients and healthcare providers in mind, the program includes a single gene confirmatory test for individuals with a family history of ALSP, as well as a custom gene panel available for physicians to use in diagnosing late onset neurodegenerative diseases.

We are also partnering with larger leukodystrophy umbrella organizations, including the United Leukodystrophy Foundation, Hunter's Hope and ALEX The Leukodystrophy Charity, as well as rare disease umbrella organizations such as National Organization for Rare Diseases (NORD), Global Genes and the EveryLife Foundation to provide disease education and raise awareness of ALSP.

We are engaging with ALSP families and health care providers who offer a well-rounded patient and caregiver perspective. This includes guidance on elements of the patient experience to help us embed the patient voice and insights into all aspects of our clinical program.

We are playing a central role in the development of an ALSP KOL network to support global collaboration. We intend for this organized KOL network to focus on streamlining and building consensus around disease status definitions and disease measurement tools, as well as working on ways to educate neurologists to recognize and test for the relevant gene mutation.

Through these efforts, we have identified a significant number of symptomatic, pre-symptomatic, and asymptomatic carriers of CSF1R mutations, which we anticipate will facilitate recruitment into our clinical trials.

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

We have identified several white matter diseases as potential therapeutic opportunities that share characteristics with ALSP and appear to be driven by either peroxisomal or lysosomal deficits such as MLD, and Krabbe. Our hypothesis is that we can restore microglial function resulting from loss-of-function mutations with TREM2 agonists in these diseases.

Small Molecule TREM2 Agonists for the Treatment of Neurodegenerative Diseases

We are advancing our orally-available, small molecule TREM2 agonist program for the treatment of more common neurodegenerative diseases associated with microglial dysfunction. An orally available, highly active, TREM2-selective and CNS penetrant small molecule with a novel mechanism of action has many potential clinical and commercial advantages in large chronic indications, including ease of administration and use in outpatient settings. In 2022, we initiated IND-enabling studies for this program and advanced our lead clinical candidate, VG-3927, into Phase 1 clinical development in October 2023.

Our Clinical Candidate VG-3927 for the Treatment of AD

We are developing VG-3927, an orally available small molecule TREM2 agonist for the treatment of common neurodegenerative diseases associated with microglial dysfunction with initial development for the treatment of AD. Our precision medicine strategy in AD is to initially explore a biomarker response of VG-3927 in genetically defined AD subpopulations with microglial dysfunction, including those carrying TREM2 and other variants.

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

The Alzheimer’s Association estimates that 6.7 million people in the U.S. are living with AD in 2023. By 2050, this number is projected to rise to nearly 13 million. The costs of health care and long-term care for people with AD to our healthcare system are substantial. According to the Alzheimer’s Association, the aggregate cost of AD and other dementias is expected to be $345 billion in 2023, and this number could increase to nearly $1 trillion by 2050.

Treatment Rationale for VG-3927 in AD

Loss-of-function TREM2 variants occur in seven to eight percent of the AD population and are linked to both more rapid disease progression and worsened patient outcomes. Several genetic variants in TREM2 have emerged from GWAS including the R47H variant, which is one of the strongest genetic risk factors for developing AD, second in magnitude only to that associated with the ApoE4 genotype. The R47H variant, which represents two to three percent of the AD population, has been reported to triple AD risk in GWAS and is associated with a 23% more rapid progression of dementia compared with non-variant carriers. Other TREM2 variants have also been implicated as risk factors for developing AD, including R62H, H157Y and T96K, all of which are loss-of-function variants.

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

In AD patients carrying the R47H TREM2 variant, the number of microglia associated with amyloid-ß plaques is reduced, indicating a defect in responding to damage signals from plaque. R47H TREM2 AD patients also experienced more rapid disease progression and a greater number of co-morbidities, such as a neuropathological protein accumulation, called a-synucleinopathy.

We believe the robust body of experimental and genetic evidence points to TREM2 as a key modulator of microglial response to the pathology and processes associated with neurodegeneration in AD, and that activating TREM2 has potential to provide disease modifying benefit to those living with this disease.

We have demonstrated in preclinical studies that our small molecule TREM2 agonist VG-3927 is a highly selective agonist of TREM2, and which we believe is highly CNS penetrant and readily crosses the blood brain barrier after oral dosing. Based on our preclinical data, we believe the physiochemical and pharmacological attributes of VG-3927 make it promising for further drug development, including oral bioavailability, preclinical safety profile, pharmacokinetics supporting once-daily dosing regimen and in vivo pharmacodynamics supporting target engagement and potential pharmacological effect.

VG-3927 exhibits low single-digit nanomolar potency in in vitro assays measuring TREM2 activation in microglia derived from human iPSCs. Additionally, it retains similar levels of activity across key genetic variants of TREM2 believed to be associated with increased AD risks. VG-3927 is highly selective for primate TREM2 and it does not bind to or activate human TREM1.

Our preclinical data suggest that VG-3927 functions through a novel mechanism of action based on a series of biochemical, structural and molecular biology experiments we have conducted. VG-3927 binds to a different site from antibody TREM2 agonists providing potential optionality for positioning VG-3927 in different patient populations and potential differentiation from TREM2 antibody therapeutics. VG-3927 is designed to act as a molecular glue to promote receptor complex clustering required for TREM2 activation and signaling. In preclinical testing, VG-3927 demonstrated on-target TREM2 activation across both common and rare TREM2 variants. Additionally, VG-3927 potentiates the response of TREM2 to natural damage ligands, thereby potentially enhancing the response of TREM2 in microglia to damage-associated endogenous ligands. Figure 2 shows amplification of TREM2 signaling by VG-3927 in the presence of sulfatide, which is a lipid component of myelin sheath and also a natural TREM2 ligand, at various concentrations. This synergistic interaction between VG-3927 and damage-associated ligands may enable greater specificity in disease states, which may contribute to a favorable tolerability profile.

Figure 2: VG-3927 potentiates TREM2 response to damage-associated ligands

Cultured human iPSC-derived microglia were co-stimulated with varying nanomolar concentrations (nM, x-axis) of a brain-extracted sulfoglycolipid TREM2 ligand, Sulfatide, in the absence (gray) or presence of varying levels of VG-3927 (light blue and dark blue). To quantify small molecule potentiation of TREM2 signaling, data were normalized to and expressed as the % of maximal pSYK level induced by Sulfatide stimulation in the absence of VG-3927 (0 nM set as 100%).

Further in vivo pharmacological characterization of VG-3927 shows it recapitulated the agonist effects observed with an antibody TREM2 agonist in a mouse model for AD. We have demonstrated good correlation across an unbiased panel of several hundred brain markers between VG-3927 and iluzanebart. These data indicate that VG-3927 elicits in vivo TREM2 responses within the CNS at a magnitude and specificity similar to iluzanebart.

We have developed a sophisticated in vitro triculture system that contains human microglia together with astrocytes and neurons in a brain-representative state. This multicellular system can be maintained for extended periods and can also be challenged with neuroinflammatory insults, such as lipopolysaccharide (LPS), in order to model active neurodegeneration. Under these conditions, there is an observed increase in the levels of markers of neurodegeneration, such as NfL and tau, as shown in Figure 3 below. In preclinical testing, VG-3927 treatment prevented the increase in the extracellular levels of these inflammatory markers. These and other data suggest that VG-3927 modulates microglia with a favorable profile that can act broadly across multiple neurodegenerative biomarkers.

Figure 3: VG-3927 Protects Against Biomarker of Inflammation-induced Neurodegeneration

15-day old CNS tricultures, containing human iPSC-derived microglia, astrocytes and neurons, were treated with the inflammatory stimulus Lipopolysaccharide (LPS), in the presence or absence of co-stimulation with VG-3927 (100nM) for 4 days. Longitudinal extracellular biomarkers of neurodegeneration, Neurofilament Light (NfL) and Tau, were measured from tri-culture media samples collected daily from day 1 through day 4. Data were normalized as the change from day 1 levels and analyzed by two-way ANOVA.

We have also conducted translational studies with non-human primates, focusing on CSF target engagement biomarkers for clinical assessment such as sTREM2. Figure 4 demonstrates CSF target engagement in non-human primates seen from the significant reduction in sTREM2, following a single oral administration of VG-3927. These data support the use of a target engagement biomarker for clinical development.

Figure 4: Oral dosing of VG-3927 in non-human demonstrates CNS activity via reduction of sTREM2 in CSF

Non-human primates were administered with a single oral dose of our small molecule TREM2 agonist and the level of sTREM2 in the CSF was measured as a percentage change over baseline (y-axis) over time (x-axis).

VG-3927 Clinical Development in AD

•
Phase 1 Healthy Volunteer Trial: We are currently conducting a Phase 1 clinical trial of VG-3927 in healthy volunteers. The double-blind, placebo-controlled trial is evaluating VG-3927 in SAD and MAD ascending dose cohorts in healthy volunteers. The study is designed to evaluate VG-3927’s safety and tolerability, PK and PD. Our Phase 1 clinical trial commenced dosing in October 2023, which is proceeding with a partial clinical hold from the FDA related to maximum exposure limit. We are working with the FDA to address the partial clinical hold. Based on preclinical studies, we believe that the maximum exposure limit exceeds the predicted efficacious dose of VG-3927, and we do not currently anticipate any delay in the current development plans for VG-3927. We expect to report interim Phase 1 data for VG-3927 in healthy volunteers in mid-2024.
•
We plan to include a cohort of AD patients in our Phase 1 clinical trial to initially explore a biomarker response of VG-3927. We plan to include genetically defined AD subpopulations with microglial dysfunction in this cohort, including those carrying TREM2 and other variants. We will use these data to inform patient selection and our development strategy for subsequent larger trials in AD.

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

Patent Protection

Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business. We actively seek patent protection in the United States and foreign countries, as appropriate, for a variety of technologies, including active ingredients, such as iluzanebart and VG-3927, pharmaceutical compositions, and methods of use, such as for treating neurodegenerative diseases, and methods of selecting patient populations based on biomarkers. Our decision to seek patent protection in specific foreign markets outside of the US is based on many factors, such as our available resources, the size of the commercial market, the availability of patent protection under the local patent laws and the ability to effectively enforce patents upon grant under the local patent laws.

Our product candidates are primarily protected by composition of matter and method of use patents and patent applications. Our patent estate protecting iluzanebart and our small molecule TREM2 agonists, including VG-3927, is summarized as follows.

Iluzanebart Patent Estate

Primary patent protection for iluzanebart is exclusively licensed from Amgen and based on a patent family that is directed to composition of matter (antibody TREM2 agonists) and methods of use. This patent family was filed in major markets including the U.S., Europe, Japan, Australia, Canada, China and over 30 additional countries. Applications in this patent family have issued in certain countries including the U.S. (U.S. 11,186,636). Patents issuing in this family have a standard 20-year term that expire in 2038; in each instance provided that all appropriate maintenance fees are paid and not including any patent term adjustment, patent term extension, or Supplementary Protection Certificate (SPC) that may be available on a country-by-country basis.

In addition, we control various patent families that are directed to potentially commercially relevant methods of use that involve iluzanebart. When timely, the relevant patent families have been filed in major markets, including the U.S., Europe, and Japan, and oftentimes were filed more extensively in additional countries. Patents issuing in these families have a standard 20-year term that expire between 2041 and 2043; in each instance provided that all appropriate maintenance fees are paid and not including any patent term adjustment, patent term extension, or Supplementary Protection Certificate (SPC) that may be available on a country-by-country basis.

VG-3927 and Small Molecule TREM2 Agonist Patent Estate

We jointly own with Amgen, and have exclusive rights to, two patent families that are directed to small molecule TREM2 agonist compounds, and corresponding compositions and methods of use. These patent families were filed in major markets including the U.S., Europe, Japan, Australia, Canada, China and over 30 additional countries. Patents issuing in these families have a standard 20-year term that expire in 2041; in each instance provided that all appropriate maintenance fees are paid and not including any patent term adjustment, patent term extension, or Supplementary Protection Certificate (SPC) that may be available on a country-by-country basis.

In addition, we solely own a variety of patent families that are directed to small molecule TREM2 agonist compounds, and corresponding compositions and methods of use. Patents issuing in these families have a standard 20-year term that expire between 2042 and 2044; in each instance provided that all appropriate maintenance fees are paid and not including any patent term adjustment, patent term extension, or Supplementary Protection Certificate (SPC) that may be available on a country-by-country basis.

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

The FDA has 60 days after submission of the application to conduct an initial review to determine whether to accept it for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and 6 months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs and BLAs. The review process may be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes and evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from 10 months to 6 months. Priority review designation may be rescinded if a product no longer meets the qualifying criteria.

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

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional 6 months of marketing exclusivity to the term of any existing regulatory exclusivity, including orphan exclusivity, for all formulations, dosage forms, and indications of the active moiety and, for drugs, patent terms. This 6-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by 6 months.

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

Federal and State Data Privacy and Security Laws

Under the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), the U.S. Department of Health and Human Services (HHS), has issued regulations to protect the privacy and security of protected health information (PHI), used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 or HITECH, and their regulations, including the final omnibus rule, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to possible federal administrative, civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security have been proposed and may be adopted in the future as well.

In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of personal information, including health information, that are applicable to our business. For example, numerous states have enacted comprehensive consumer privacy laws that grant rights to data subjects and place increased privacy and security obligations on entities handling personal data of consumers or households. Similar laws have been passed in numerous other states and other states have proposed similar new privacy laws. Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope, thus complicating compliance efforts. In addition, to the extent that we collect or otherwise process personal information, we may also be subject to privacy or data protection laws that are in effect in such third countries.

Because of the breadth of these laws and the narrowness of the statutory exceptions under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of the laws. The increasingly stringent compliance environment and the need comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that we may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any applicable privacy or data security laws or regulations, we may be subject to significant penalties, damages, fines, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or additional oversight, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Clinical Trial Approval

In April 2014, the European Union adopted the new Clinical Trials Regulation (EU) No 536/2014 (CTR), which replaced the Clinical Trials Directive. The CTR entered into application on January 31, 2022. The transitory provisions of the CTR provide that ongoing clinical trials previously authorized under the Directive can remain under the Directive, or they can transition to the CTR. By January 31, 2025, all ongoing clinical trials must have transitioned to the CTR. The CTR overhauls the previous system of approvals for clinical trials in the European Union. Specifically, the CTR, which is directly applicable in all European Union Member States (meaning no national implementing legislation in each Member State is required), aims at simplifying and streamlining the approval of clinical trials in the European Union, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. For instance, the CTR provides for a streamlined application procedure via a single-entry point (the Clinical Trials Information System) and strictly defined deadlines for the assessment of clinical trial applications. The application procedure is divided into two parts; Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation. Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications.

PRIME Designation in the European Union

In March 2016, the European Medicines Agency (EMA) launched an initiative to facilitate development of therapeutic candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines (PRIME), scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of therapeutic candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Human Medicinal Products (CHMP), or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union or the additional Member States of the European Economic Area (Norway, Iceland and Liechtenstein) (EEA). Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved pediatric investigation plan (PIP), covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP. The Pediatric Committee of the EMA (PDCO), may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for 6 months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union Member States, as well as the additional Member States of the EEA. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer, HIV, AIDS, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

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

Under the above described procedures, before granting the marketing authorization, the EMA or the competent authorities of the Member States of the European Union make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations currently continue to be recognized in Northern Ireland). On January 1, 2024, a new international recognition framework was put in place by the MHRA, under which the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators. The MHRA also has the power to have regard to marketing authorizations approved in European Union Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the United Kingdom or Great Britain.

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

Patent Term Extensions in the European Union and Other Jurisdictions

The European Union also provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for 6 additional months if pediatric exclusivity is obtained; and in the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

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

Regulatory Requirements After Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product, and must adhere in strict compliance with the applicable European Union laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/1572, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities and controls used in manufacturing, processing and packing of drugs to assure their safety and identity.

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

Payments made to physicians in certain European Union member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

We have obtained orphan medicinal product designation in the European Union for iluzanebart. An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan medicinal product leads to a ten-year period of market exclusivity being granted following marketing approval of the orphan product. During this market exclusivity period, the EMA, the European Commission or the Member States may only grant marketing authorization to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to 6 years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the product is sufficiently profitable not to justify market exclusivity. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The aforementioned European Union rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into European Union law.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the UK voted in favor of leaving the European Union (commonly referred to as “Brexit”), and the UK formally left the European Union on January 31, 2020. The European Union and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the European Union regulatory framework currently continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently broadly aligns with European Union regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of UK and European Union pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of European Union pharmaceutical legislation under the TCA, under a new international recognition framework mentioned above which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a Great Britain marketing authorization.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the European Union will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

European Data Protection Regulation

Where we are processing personal data regarding individuals in the EEA or UK, including personal health data, our activities are subject to the EU General Data Protection Regulation, or GDPR with respect to the EEA and the UK General Data Protection Regulation and UK Data Protection Act 2018 with respect to the UK, or UK GDPR, and collectively with the EU GDPR referred to as the “GDPR” in this document unless specified otherwise. The GDPR applies to companies established in the EEA/UK, as well as to any company established outside the EEA/UK, if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA/UK or the monitoring of their behavior in the EEA/UK. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require us to change our business practices to ensure full compliance.

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

Healthcare Reform

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative and regulatory changes have also been proposed and adopted in the U.S. since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
•
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
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
•
There has also been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At the federal level, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
•
The U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed healthcare practitioners, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are stringent foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

We are aware of third parties which are pursuing therapeutics that target the same molecular targets as our product candidates. Because our current product candidates target TREM2, we consider the following third parties to be our closest competitors: Alector, Inc. (“Alector”) which is developing AL002, a TREM2 targeting antibody, for Alzheimer’s disease in collaboration with AbbVie, Inc.

Regarding therapeutics that are being developed for the same diseases or disorders as our product candidates, we consider the main competitors as follows:

•
Iluzanebart for ALSP: we are not aware of any third parties that are clinically developing therapeutics for ALSP. Further, no products have been approved to treat ALSP. Academics have investigated the use of hematopoietic stem cell transplantation in a small number of ALSP patients, however, we believe this procedure has limited benefits and several key limitations.
•
VG-3927 for AD: we are not aware of any third parties clinically developing small molecules that target TREM2 for AD. There are, however, many third parties pursuing clinical development of therapeutics for AD. As mentioned, Alector is clinically developing TREM2 targeting antibody therapeutics. The University of Oxford in collaboration with Janssen Pharmaceutica NV has reported a Phase I trial of JNJ-40346527 (edicotinib), a small molecule CSF-1R antagonist. Elixiron Immunotherapeutics, Inc. has reported a Phase I trial of EI-1071, a small molecule that inhibits the tyrosine kinase activity of CSF-1R. In addition, there are others developing therapeutics for AD that do not target TREM2. Notable examples include those that are based on reduction of ß-amyloid plaques, such as Biogen, Inc.’s LEQEMBI™ (lecanemab-irmb), which was FDA approved in 2023. Other ß-amyloid therapeutics and additional approaches for AD are being pursued by Roche (Genentech), Eli Lilly and others.

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

Human Capital Resources

As of February 29, 2024, we had 69 full-time employees and 21 of our employees have M.D. or Ph.D. degrees. Within our workforce, 45 employees are engaged in research and development and 24 are engaged in business development, finance, legal, and general management and administration. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Research and Development Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the “Investors” portion of our website. Additionally, we routinely post information that may be important to inventors to the “Investors” section of our website. We encourage investors and potential investors to consult our website regularly for important information about our Company.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any, or any significant revenue. Our net loss was $82.6 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $222.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or potentially receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue relative to cost of sales. This will require us to be successful in a range of challenging activities, including developing our clinical candidates, discovering additional therapeutic candidates, conducting preclinical studies prior to submitting investigational new drug applications (INDs), obtaining clearance for such INDs, completing additional preclinical studies and clinical trials of our therapeutic candidates, obtaining regulatory approval for therapeutic candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our therapeutic candidates or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

In addition, as an early-stage company, we will encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our therapeutic candidates into and through the clinic and towards potential commercialization, we will need to transition from a company with a research and clinical development focus, to a company also capable of supporting commercial activities. We may fail in this transition.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates.

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
•
the costs associated with our efforts to maintain the necessary operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting, corporate compliance and corporate governance;

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:

•
the timing and outcomes of preclinical studies and clinical trials for iluzanebart (formerly referred to as VGL101) and VG-3927 and any therapeutic candidates from our discovery programs, or competing therapeutic candidates;
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
•
any delays in regulatory review or approval of iluzanebart, VG-3927 or therapeutic candidates from any of our discovery programs;
•
our ability to enroll patients in clinical trials and non-interventional natural history studies and the timing of enrollment;
•
expenditures that we will or may incur to acquire or develop additional therapeutic candidates and technologies or other assets;

•
the need or desire to conduct preclinical studies or clinical trials, in countries outside of the United States, or studies or trials that are otherwise larger, lengthier or more complex than anticipated, any of which may be unanticipated;
•
competition from existing and potential future products that compete with iluzanebart, VG-3927 or any of our other programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
the level of demand for any of our therapeutic candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our therapeutic candidates, if approved, and existing and potential future products that compete with iluzanebart, VG-3927 or any of our discovery programs;
•
our ability to commercialize iluzanebart, VG-3927 or therapeutic candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;
•
our ability to establish and maintain collaborations, licensing or other arrangements;
•
potential unforeseen business disruptions that increase our costs or expenses;
•
future accounting pronouncements or changes in our accounting policies;
•
the changing and volatile global economic and political environment, including inflation or political instability in particular foreign economies and markets; and
•
the impact of the current and future armed conflicts, including Russia and Ukraine and the armed conflict in Israel and the Gaza strip, on the global economy, including causing or contributing to global supply chain disruption, price fluctuations, including increased costs for raw materials, and other significant economic and social effects.

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

Ensuring that we have adequate internal control over financial reporting in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Pursuant to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company or a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Failure to comply with the rules and regulations of the SEC could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with the rules and regulations of the SEC in the future, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. An independent assessment of the effectiveness of our internal control over financial reporting could detect deficiencies in our internal control over financial reporting that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

Failure or security compromises or breaches of, loss or leakage of data from, or other disruptions in, our internal information technology systems and infrastructure, or those of our third-party CROs or other vendors, contractors or consultants, could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential or protected information that they maintain, our internal information technology systems and infrastructure and those of our third-party CROs, vendors and other contractors and consultants are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security compromises or breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, digital extortion, business email compromise, and denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information, systems, or infrastructure), which may compromise our systems infrastructure, data, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data compromise, misuse, misappropriation, or leakage. The risk of a security compromise, breach, or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, insider threats, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Also, we have a hybrid work model, enabling our employees to split time between working from the office and working from home. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, decreased physical oversight of employees, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security or data security compromise or breach, there is no guarantee that these measures will be adequate to safeguard all systems, data, or infrastructure, especially with an increased number of employees working remotely. The techniques used by cyber criminals change and evolve frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, insider threats, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Disruptions or security compromises or breaches resulting in a loss of, or damage to, our data, systems, infrastructure, or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate use, access, or disclosure of confidential, protected, or proprietary information, could generate liability and reputational damage and the further development and commercialization, if approved, of iluzanebart, VG-3927 or any future therapeutic candidates could be delayed. The costs related to significant security compromises, breaches, or disruptions could be material and not be covered by or exceed the limits of the cybersecurity insurance we maintain against such risks. We may have limited recourse for disruptions, compromises, or breaches of the information technology systems or infrastructure of our third-party CROs, vendors and other contractors and consultants, and we may have to expend significant resources to respond to, mitigate, and remediate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Our data protection efforts and our investment in information technology do not preclude significant breakdowns, data leakages, breaches, compromises, or vulnerabilities in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. The loss of clinical trial data for iluzanebart, VG-3927 or any other future clinical candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data.

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

We have in the past, and may in the future, rely on sales of our common shares through our at-the-market (ATM) offering program. Increased volatility and decreases in market prices of equity securities generally and of our common shares in particular may have an adverse impact on our willingness and/or ability to sell our common shares through our ATM offering. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common shares.

On March 21, 2023, we filed a Registration Statement on Form S-3, as amended (the 2023 Shelf) with the SEC, which was declared effective on March 30, 2023 (File No. 333-270710) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (the Sales Agent) to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2023 Shelf and subject to the limitations thereof. Under the terms of the Sale Agreement, we agreed to pay the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sale Agreement. As of March 25, 2024, we have sold 1,000,000 shares of common stock under the ATM program and received aggregate net proceeds of $3.2 million. As of March 25, 2024, approximately $96.7 million of our common stock remained available for issuance under our ATM program.

Given the volatility in the capital markets, we may not be willing or able to raise additional equity capital through our ATM program. We may, therefore, need to turn to other sources of funding that may have terms that are not favorable to us, or reduce our business operations given capital constraints. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock. Investors who purchase shares in this offering at different times will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices and numbers of shares sold, and there is no minimum or maximum sales price. Investors may experience a decline in the value of their shares as a result of share sales made at prices lower than the prices they paid.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Therapeutic Candidates

We are early in our development efforts. We have not successfully completed any late-stage clinical trials, and if we are unable to complete our current clinical trials or identify and advance additional therapeutic candidates through preclinical studies and clinical trials, obtain marketing approval and ultimately commercialize them, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts, and we have not yet demonstrated our ability to successfully complete any late-stage clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have invested substantially all of our research efforts to date in identifying potential therapeutic candidates and conducting preclinical and clinical studies. As an early-stage company, our experience in conducting clinical trials is limited. We recently completed our first clinical trial, a Phase 1 healthy volunteer study of iluzanebart, our lead clinical candidate. Iluzanebart, a TREM2 agonist, currently is being studied in a Phase 2 clinical trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP). In addition, we are conducting a non-interventional natural history study of patients with ALSP.

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
•
successful initiation, patient recruitment, enrollment and retention and completion of clinical trials, including under the FDA’s Good Clinical Practices (GCPs) and any additional regulatory requirements from foreign regulatory authorities;
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

We may expend our limited resources to pursue particular therapeutic candidates or indications, such as our initial focus on developing iluzanebart for ALSP and VG-3927 for AD, and fail to capitalize on therapeutic candidates or indications that may be more profitable or for which there is a greater likelihood of success. As such, our business is highly dependent on the clinical advancement of our programs and is especially dependent on the success of our clinical candidates.

One of our strategies is to identify and pursue clinical development of therapeutic candidates beyond iluzanebart and VG-3927. Given our limited human capital and financial resources, we must focus on research programs and therapeutic candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other therapeutic candidates or for indications other than ALSP and AD that later prove to have greater commercial potential. We are highly dependent on the success of the ongoing and future clinical trials of iluzanebart, our lead clinical candidate, and an ongoing related natural history study, the outcomes of which are uncertain, to further develop our pipeline candidates for common neurodegenerative disease starting from patient segments with known genetic variations associated with microglial dysfunction. If either of our clinical candidates encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our pipeline could be greatly diminished and our development plans could be curtailed and our business would be significantly harmed.

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

We are pursuing a precision medicine approach to developing a broad range of microglia-targeted therapies for patients with rare, genetically defined neurodegenerative diseases and subsequently advance into neurodegenerative diseases affecting larger patient populations. By targeting rare genetically defined neurodegenerative, our strategy is to advance our pipeline by reducing downstream translational risk, efficiently generating clinical proof of mechanism and proof of concept and expanding into multiple neurodegenerative indications where microglia-based therapeutics may have meaningful impact on disease progression and patient lives. This strategy may not prove to be successful. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable.

We currently conduct and in the future may conduct clinical trials that utilize an “open-label” trial design, which are subject to various limitations that may exaggerate therapeutic effect or influence reporting of adverse events as patients in open-label clinical trials are aware when they are receiving treatment.

We currently conduct and in the future may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where, on one hand, patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. On the other hand, patients who know that they are receiving an experimental treatment may expect and report negative outcomes, which may influence the reporting of adverse events during an open-label trial. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. In any event, results from an open-label trial may not be predictive of future clinical trial results, including blinded and/or controlled trials, that test any of our therapeutic candidates.

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

Clinical trials are expensive, difficult to design and implement and can take many years to complete, and their outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in trial design, dose selection issues, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. No therapeutic has been approved for the treatment of ALSP and the regulatory pathway for approval of a therapeutic for ALSP is uncertain. Given the lack of precedent, we may encounter difficulties in identifying and establishing clinical endpoints that FDA would consider clinically meaningful. Moreover, we have had limited interactions with the FDA and cannot be certain how many clinical trials of iluzanebart, VG-3927 or any other therapeutic candidates will be required or how such trials should be designed. Even after the FDA has received and commented on the design for our clinical trials, the Agency may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval. Consequently, despite future regulatory interactions and advice, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Additionally, because our initial target indication for iluzanebart, our lead clinical candidate, is a rare disease, we may face challenges identifying patients and enrolling clinical trials, which may delay or prevent completion of such trials. Clinical trials also may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Successful completion of clinical trials is a prerequisite to submitting an NDA or BLA to the FDA or similar marketing applications to other regulatory authorities for each therapeutic candidate. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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
•
we may need additional clinical trial sites;
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

We could encounter delays in our development plans if a clinical trial is suspended, placed on clinical hold or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or other regulatory authorities or recommended for suspension or termination by the Data Safety Monitoring Board (DSMB) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We initiated our Phase 1 trial of VG-3927 in healthy volunteers in October 2023, and this trial is subject to a partial clinical hold related to maximum exposure limit. Although we are working with the FDA regarding the partial clinical hold, we may be unsuccessful in our efforts to lift the partial clinical hold. If we are unable to reach agreement with the FDA to lift the partial clinical hold, we may be unable to complete our clinical trials of VG-3927 in the U.S., and may experience delays in our clinical development plans and may incur additional clinical development costs, any of which could delay or impair our ability to obtain U.S. regulatory approval for VG-3927.

Additionally, if the results of any clinical trials are inconclusive, we may be required to perform additional clinical trials to support approval. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our therapeutic candidates.

Failure to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or similar regulatory authorities outside the U.S. may delay or prevent us from initiating or continuing clinical trials for our therapeutic candidates. Because the target patient populations for some of our therapeutic candidates, in particular for rare diseases such as the ones on which we are initially focused, are relatively small, it may be difficult to successfully identify patients for inclusion in clinical trials. This is especially important as we may offer to certain volunteers of our natural history study enrollment in our interventional clinical trial for ALSP and therefore any potential delays in enrollment in the natural history study could have adverse consequences for our clinical development program for iluzanebart.

In addition, we may experience delays or disruptions in the initiation of or enrollment in our clinical trials due to external factors such as changes in local site or IRB policies, availabilities or changes of site staff, or a public health crisis. Furthermore, some of our competitors have ongoing clinical trials for therapeutic candidates that treat the same indications we plan to target with our therapeutic candidates, such as AD and rare leukoencephalopathies and leukodystrophies, such as MLD and Krabbe, and may in the future initiate trials in our lead clinical indication, ALSP. Accordingly, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ therapeutic candidates. Patient enrollment or trial completion may be affected by other factors including:

•
clinicians’ and patients’ perceived risks and benefits of the therapeutic candidate under trial, particularly therapeutic candidates developed using a novel and unproven therapeutic approach, such as iluzanebart or VG-3927, in relation to available or investigational drugs;
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

We have not yet completed late-stage clinical trials of any of our therapeutic candidates, and our understanding of the clinical safety profile of these candidates is still limited to our in-progress Phase 2 clinical trial, Phase 1 clinical trial and pre-clinical studies. There may be serious adverse events or undesirable side effects related to our therapeutic candidates. To our knowledge, no approved products target TREM2. Moreover, it is impossible to predict when or if any therapeutic candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with use of our therapeutic candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

The results of early preclinical studies and prior clinical trials are not necessarily predictive of the results of later preclinical studies and any subsequent clinical trials of our therapeutic candidates, and interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

The results from early preclinical studies of a therapeutic candidate may not predict the results of later preclinical studies and any clinical trials of the therapeutic candidate. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of iluzanebart, and although iluzanebart has been studied in a Phase 1 clinical trial in healthy volunteers and is being studied in a Phase 2 clinical trial in ALSP patients, we have not completed any trials in ALSP patients, and we do not know whether its performance in its prior clinical trial and preclinical studies will be indicative of the performance of iluzanebart in ALSP patients. Similarly, although VG-3927 has been studied in preclinical studies and is being studied in a Phase 1 clinical trial in healthy volunteers, we do not know whether its performance in preclinical studies will be indicative of the performance of VG-3927 in healthy volunteers or AD patients, nor do we know whether performance of our other potential therapeutic candidates in preclinical studies will be indicative of their performance in clinical trials. The positive results we have observed for our therapeutic candidates in early, GLP and non-GLP preclinical studies, animal and in vitro models may not be predictive of our future clinical trials in humans. This may be a result of technical challenges unique to that program or due to biology risk, which is unique to every program. As we progress our programs through clinical development, there may be new technical challenges that arise that cause an entire program to fail. Furthermore, for some indications that we are considering or pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. Unexpected observations or toxicities observed in these studies, or in IND-enabling studies for any of our other development programs, could delay clinical trials for iluzanebart, VG-3927 or our other development programs.

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

We have received fast track designation and orphan drug designation for iluzanebart. We may in the future seek these and other designations, such as breakthrough therapy designation and/or priority review from the FDA or similar designations from other regulatory authorities for one or more of our therapeutic candidates. Even if one or more of our therapeutic candidates hold or in the future receive any of these designations, we may be unable to obtain or maintain the benefits associated with such designation.

The FDA has established various designations to facilitate more rapid and efficient development and approval of certain types of drugs. Such designations include fast track designation, breakthrough therapy designation, priority review and orphan drug designation. Fast track designation is designed to facilitate the development and expedite the review of therapies for serious conditions that fill an unmet medical need. Programs with fast track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast track designation applies to both the therapeutic candidate and the specific indication for which it is being studied. Although we have received fast track designation for iluzanebart, if iluzanebart or any of our therapeutic candidates that may in the future receive fast track designation do not continue to meet the criteria for fast track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply or due to other issues, we will not receive the benefits associated with the fast track program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a therapeutic candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, a product can be designated as an orphan medicinal product by the European Commission if it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU or where, without the benefits derived from orphan status, it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment in its development. Legislation has been proposed by the European Commission that, if implemented, has the potential in some cases to shorten the ten-year period of orphan marketing exclusivity. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers, and it may entitle the therapeutic to exclusivity in the U.S. and the European Union.

Regulatory authorities may not grant our requests for orphan designation, or may require submission of additional data before making such determination. For example, even though we obtained orphan drug designation from the FDA in the U.S. and an orphan medicinal product designation in the European Union for iluzanebart, we may not be able to obtain orphan drug designation from other health authorities or for other product candidates in the future. Further, even after obtaining orphan drug designation for a therapeutic candidate, including iluzanebart, we may not be able to obtain or maintain orphan drug exclusivity for that therapeutic candidate.

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

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including contract manufacturing organizations (CMOs) for the manufacturing of any therapeutic candidates we test in preclinical or clinical development, as well as CROs for the conduct of our preclinical testing and research and CROs for the conduct of our ongoing and planned clinical trials. For instance, iluzanebart is a monoclonal antibody and is produced from a recombinant cell line only by permitted CMOs as set forth in the Amgen Agreement, the replacement of which would need to be approved by Amgen. We have established non-exclusive relationships with these CMOs for the manufacturing of iluzanebart drug substance and drug product, and other third parties for testing, fill finish, and packaging and labeling. Any of these third parties may terminate their engagements with us at any time. A need to enter into alternative arrangements could delay our product development activities. Delays in CMO production of iluzanebart drug substance or drug product would delay our ability to conduct and complete clinical trials. In addition, these third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

We engage a number of third-party suppliers and service providers to supply critical goods and services, such as contract research services, contract manufacturing services and information technology services. Disruptions to the business, financial stability or operations of these suppliers and service providers, including due to strikes, labor disputes or other disruptions to the workforce, for instance, if, as a result of a pandemic or government policy, employees are not able to come to work, or to their willingness and ability to produce or deliver such products or provide such services in a manner that satisfies the requirements put forth by the authorities, or in a manner that satisfies our own requirements, could affect our ability to develop and market our future therapeutic candidates on a timely basis. If these suppliers and service providers were unable or unwilling to continue to provide their products or services in the manner expected, or at all, we could encounter difficulty finding alternative suppliers. Even if we are able to secure appropriate alternative suppliers in a timely manner, costs for such products or services could increase significantly. Any of these events could adversely affect our results of operations and our business.

We depend, and may continue to depend on single-source suppliers for some of the components and materials used in the therapeutic candidates we are developing.

We depend, and may continue to depend, on single-source suppliers for some of the components and materials used in the therapeutic candidates we are developing. For example, we currently rely on a master services agreement with FUJIFILM (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) pursuant to which FUJIFILM is the sole provider to us of certain research, development, testing and manufacturing services for certain of our product candidates, including iluzanebart (the FUJIFILM Agreement). In the event the FUJIFILM Agreement is terminated, our ability to meet the desired clinical development timelines may be materially impacted and our business will be implicated. We cannot ensure that any of our suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes and finished goods could expose us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single- source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our therapeutic programs, therapeutic candidates, and proprietary technologies. For example, we rely on the Amgen Agreement for a license to technologies necessary for our monoclonal antibody TREM2 agonist program, including iluzanebart and related molecules, intellectual property and manufacturing know-how, and our small molecule agonist program, including VG-3927, which includes a portfolio of approximately 1,000 compounds. The Amgen Agreement imposes, and we expect that any future license agreement will impose, specified diligence, milestone payments, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (CCPA). This law, which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, broadly defines personal information. The CCPA gives California residents expanded rights to access and delete their personal information and places stringent privacy and security obligations on businesses covered by the law, including obligations to provide detailed disclosures to California consumers about their data collection, use and sharing practices and provide such consumers with ways to opt out of certain sales or transfers of personal information. It also provides for civil penalties for violations, and allows for a private right of action for data breaches that is expected to increase data breach litigation. In addition, the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that was vested with authority to implement and enforce the CCPA. Many aspects of the CCPA, as amended by the CPRA, and its interpretation remain unclear. As such, its full impact on our business and operations remains uncertain. Additionally, comprehensive privacy laws akin to the CCPA have been passed in thirteen other states, and, with bills being proposed in several other states, it is quite possible that other U.S. states will follow suit. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress. In addition to these comprehensive consumer privacy laws and proposals, a number of other states have passed or proposed more limited privacy laws that focus on specific privacy issues such as biometric data and the privacy of health and medical information, such as Washington state’s My Health My Data Act. The existence of privacy laws in different states in the country will make our compliance obligations more complex and costly.

As we conduct studies with subjects from outside of the U.S., we may be subject to additional, more stringent privacy laws in other jurisdictions. Most notably, we conduct studies in the European Economic Area, the EEA and are subject to the EU General Data Protection Regulation, the EU GDPR. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data of individuals in the EEA. Among other things, the EU GDPR imposes strict requirements regarding the security of personal data and notification of data breaches to the competent national data protection authorities, imposes limitations on retention of personal data, imposes stringent requirements relating to the consent of data subjects or ensuring another appropriate legal basis applies to the processing of personal data, requires us to maintain records of our processing activities and to document data protection impact assessments where there is high risk processing, ensuring certain measures are in place with third-party processors, provides a broad definition of personal data and requires detailed notices for clinical trial subjects and investigators. In addition, the EU GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the U.S. and other jurisdictions that the European Commission (EC) does not recognize as having “adequate” data protection laws. These transfers are prohibited unless a valid transfer mechanism is implemented, such as the Standard Contractual Clauses (SCCs) published by the EC, binding corporate rules or certification to the EU-U.S. Data Privacy Framework that the EC adopted on July 10, 2023. Any inability to transfer personal data from the EEA to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with competent national data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. Non-compliance could also result in the imposition of orders to stop data processing activities.

In particular, national laws of Member States of the EU have implemented national laws which may partially deviate from the EU GDPR and impose different and more restrictive obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of sensitive data (such as health data), the EU GDPR specifically allows EU Member State nations to enact laws that impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.

The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but largely aligned to the EU’s data protection regime with the same requirements as set out above for the EU GDPR. Like the EU GDPR, the U.K. GDPR restricts personal data transfers outside the U.K. to countries not regarded by the U.K. as providing adequate protection. It is not subject to the new form of SCCs but has issued its own transfer mechanism – the U.K. international data transfer agreement and addendum. Moreover, on September 21, 2023, the U.K. Government adopted the Data Protection (Adequacy) Regulations 2023, also referred to as the “UK-U.S. Data Bridge”, which will allow companies to transfer personal data from the U.K. to the U.S. on the basis of the EU-U.S. Data Privacy Framework. The U.K.’s government has confirmed that personal data transfers from the U.K. to the EEA remain free flowing. The European Commission has adopted an adequacy decision in favor of the U.K., enabling data transfers from EU member states to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision. There may be further divergence in the future, including with regard to administrative burdens. The U.K. Government has announced plans to reform the country’s data protection legal framework in its Data Reform Bill introduced into the U.K. legislative process, which if passed, may have the effect of further altering the similarities between the U.K. and EEA data protection regimes and threaten the U.K.’s adequacy decision from the European Commission. The potential for the provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future and the lack of clarity on future UK laws and regulations and their interaction with EU laws may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the U.K. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

These and other future developments regarding data protection laws and the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental and/or data protection authority enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.

As these privacy, data protection and data security laws continue to evolve, we may be required to make changes to our business, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data, implementing certain security controls and related technologies, and, in some cases, limiting our activities in certain locations. Changes in these laws may also increase our potential exposure through significantly higher potential penalties for non-compliance. In addition, due to the uncertainty and potentially conflicting interpretations of these laws, it is possible that such laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with applicable laws or satisfactorily protect our systems, infrastructure, and confidential or protected information, including personal information could result in governmental and/or data protection authority enforcement actions, litigation, or negative publicity, any of which could inhibit our ability to grow our business. Potential claims that we have violated individuals' privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

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

To obtain a marketing authorization for a product in the EU, an applicant must submit a marketing authorization application either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). We anticipate that the centralized procedure will be mandatory for the product candidates we are developing. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). For more information, please see “Business – Government Regulation – Marketing Authorization”.

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

Although we do not currently have any drugs on the market, our current and future operations are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of iluzanebart, VG-3927 and future therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute iluzanebart, VG-3927 and future therapeutic candidates for which we obtain marketing approval. For more information regarding the risks related to these laws and regulations please see “Business – Government Regulation – Other Healthcare Laws.”

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

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for our product candidates, if we obtain regulatory approval;
•
our ability to set a price that we believe is fair for our approved products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

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

There are examples of therapies for neurodegenerative diseases that have obtained regulatory approval, but ultimately were unsuccessful in achieving an adequate level of acceptance by physicians, hospitals, healthcare payors or patients. For instance, in January 2024, Biogen, Inc. announced it would discontinue development and commercialization of ADUHELM® (aducanumab-avwa) which received approval for the treatment of AD in 2021.

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

Under current law, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. The completion of private placements and other transactions that have occurred since inception, may trigger such ownership change pursuant to Section 382 and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Any such limitation, whether as the result of the mergers, prior private placements, sales of our common stock by our existing stockholders, or additional sales of our common stock by us after the mergers, could have a material adverse effect on our results of operations in future years. Our net operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2023, we had approximately $95.7 million of U.S. federal and $98.3 million of state net operating loss carryforwards due to prior period losses. Our federal NOLs can be carried forward indefinitely and our State NOLs expire at various dates beginning in 2040.

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

As of February 29, 2024, we had 69 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receive marketing approval, sales, marketing and distribution. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including identifying, recruiting, integrating, maintaining and motivating additional employees and managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize iluzanebart or VG-3927, our other pipeline therapeutic candidates or any future therapeutic candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We are aware of third parties which are pursuing therapeutics that target the same molecular targets as our product candidates. Because our current product candidates target TREM2, we consider Alector, which is developing AL002, a TREM2 targeting antibody, for AD in collaboration with AbbVie, Inc. to be our closest competitor.

Regarding therapeutics that are being developed for the same diseases or disorders as our product candidates, we consider the main competitors as follows:

•
Iluzanebart for ALSP: we are not aware of any third parties that are clinically developing therapeutics for ALSP. Further, no products have been approved to treat ALSP. Academics have investigated the use of hematopoietic stem cell transplantation in a small number of ALSP patients, however, we believe this procedure has limited benefits and several key limitations.
•
VG-3927 for AD: we are not aware of any third parties clinically developing small molecules that target TREM2 for AD. There are, however, many third parties pursuing clinical development of therapeutics for AD. Alector in collaboration with AbbVie, Inc. is clinically developing TREM2 targeting antibody therapeutics. The University of Oxford in collaboration with Janssen Pharmaceutica NV has reported a Phase I trial of JNJ-40346527 (edicotinib), a small molecule CSF-1R antagonist. Elixiron Immunotherapeutics, Inc. has reported a Phase I trial of EI-1071, a small molecule that inhibits the tyrosine kinase activity of CSF-1R. In addition, there are others developing therapeutics for AD that do not target TREM2. Notable examples include those that are based on reduction of ß-amyloid plaques, such as LEQEMBI™ (lecanemab-irmb), which is from Biogen, Inc. and was FDA approved in 2023. Other ß-amyloid therapeutics and additional approaches for AD are being pursued by Roche (Genentech), Eli Lilly and others.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, most recently due, directly or indirectly, to the COVID-19 pandemic, record inflation, the Russia/Ukraine conflict, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, whether due to these or other events, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, more dilutive, or not possible at all.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 66% of our outstanding voting stock as of February 29, 2024 based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. As of March 25, 2024, we have sold 1,000,000 shares of common stock under our ATM facility. Additionally, pursuant to our 2021 Stock Option and Incentive Plan (2021 Plan), our management is authorized to grant stock options to our employees, directors and consultants. If the number of shares reserved under our 2021 Plan is increased pursuant to the terms of the 2021 Plan, our stockholders may experience additional dilution, which could cause our stock price to fall. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

In addition, if the administrator of the 2021 Plan does determine to reprice stock options or stock appreciation rights, even absent negative reactions from proxy advisory firms and institutional investors, we could incur significant costs, including accounting and administrative costs and attorneys’ fees. We may also be required to recognize incremental compensation expense as a result of such repricing. These actions could cause our stock price to decrease and experience periods of increased volatility, which could result in material adverse consequences to our business.

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

In addition, as a public company we are required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an emerging growth company, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are designed and operating effectively, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the current Russia-Ukraine conflict, Israel-Gaza conflict and recent armed attacks in global shipping lanes have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Continuing concerns over United States health care reform legislation have also contributed to increased volatility. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely.

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
•
the impact of any natural disasters or public health emergencies;
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

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations or our vendors. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital markets and lead to diminished liquidity and credit availability, higher interest rates, declines in consumer confidence and economic growth, increases in unemployment rates and uncertainty about economic stability.

In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or the ongoing war in Ukraine and the conflict in the Middle East, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability, and volatility in the global markets and our ability to work with vendors in such geographic regions. Legislative proposals are pending that, if enacted, could negatively impact

U.S. funding for certain biotechnology providers, including some of our vendors, that have relationships with certain foreign governments or which pose a threat to national security. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays.

A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or resulting in the inability of any future customers to demand and pay for iluzanebart or VG-3927, if either are approved. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company, under the oversight of the audit committee of the board of directors, has implemented and maintains an enterprise risk management program that includes a cybersecurity risk management program designed to identify, assess, and mitigate critical risks from cybersecurity threats.

Our cybersecurity risk management program is informed by industry standards and includes, but is not limited to, ongoing monitoring for potential critical risks from cybersecurity threats using automated tools. We have a process designed to monitor and address identified cybersecurity risks. To support our cybersecurity risk management program, we leverage a managed security service provider (MSSP) and also engage with other third-party providers and cybersecurity consultants as appropriate, including engagement of third parties to assist with managed detection and response and vulnerability management and to perform periodic penetration testing, and other vulnerability analyses.

As part of our cybersecurity risk management program, we have a process to assess and review the cybersecurity practices of certain third-party vendors and service providers that may be critical to the operations of our business and who have access to our information systems or store our confidential data, including, as appropriate, through review of vendor questionnaires and the inclusion of cybersecurity requirements in contracts.

We also have an employee education and training program, offered during onboarding and on a periodic basis thereafter, that is designed to raise awareness of cybersecurity threats across functions as well as to encourage consideration of cybersecurity risks across our Company. As part of this employee training program, we periodically conduct phishing simulations designed to raise employee awareness of such risks.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors have, from time to time, experienced threats and security incidents relating to our and our third-party vendors’ information systems. See Item 1A “Risk Factors” in this Annual Report on Form 10 K for more information.

Cybersecurity Program Oversight and Governance

Our Head of Information Technology serves as our Information Security Officer (ISO) and has primary responsibility for managing our information technology team and external service providers and for generally assessing and managing our cybersecurity risk management program. Currently, the ISO role is held by an individual who has more than 20 years of experience in leading information security teams and who has implemented and managed cybersecurity programs for other publicly-traded biotechnology companies. Our ISO’s experience includes developing and maintaining tools and processes designed to protect internal computer and telecommunications networks used to store, process, and transmit personal and confidential data.

Our ISO reports directly to, and meets periodically with, our Chief Financial Officer (CFO) to discuss and review our cybersecurity risk management processes, including our cybersecurity metrics, with input from the Company’s MSSP and other third-party providers and cybersecurity consultants, as appropriate. Our ISO also works closely with our Chief Compliance Officer (CCO) in the establishment and management of controls and processes that underpin our cybersecurity risk management program and meets periodically with our entire executive management team, including our Chief Executive Officer, regarding cybersecurity threats and our cybersecurity risk management program. We have implemented a process for the ISO to report relevant findings from penetration testing and cybersecurity assessments conducted by third-party consultants to members of our management team, including our CFO and CCO, as appropriate.

Our board of directors has delegated oversight of the Company’s cybersecurity program to the audit committee of the board of directors. As provided in the audit committee charter, the audit committee is responsible for reviewing and discussing the Company’s information security and risk management programs, controls, and procedures, including high-level review of the threat landscape facing the Company and the Company’s strategy to mitigate cybersecurity risks and potential breaches. Under the audit committee charter, the audit committee is also responsible for reviewing the recovery and communication plans for any unplanned outage or security breach, where applicable.

In connection with its oversight of our broader enterprise risk management program, our ISO, on a periodic basis, provides reports to the audit committee on the status of our cybersecurity program, including measures implemented to monitor and address risks from cybersecurity threats, as appropriate. The chair of the audit committee and the ISO provide periodic reports on cybersecurity risk management to the full board of directors.

Item 2. Properties.

Our corporate headquarters are located in Watertown, Massachusetts, where we lease and occupy 19,734 square feet of laboratory and office space.

The current term of our Watertown lease expires ten years after the rent commencement date of December 2022, and includes a five-year renewal option. The lease commenced for accounting purposes in January 2023 when the leased space was made available for the Company’s use.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “VIGL” since the initial public offering of our common stock on January 7, 2022. Prior to that time, there was no public market for our common stock. As of February 29, 2024, there were 12 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None

Use of Proceeds from our Public Offering of Common Stock

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

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus dated January 6, 2022 and filed with the SEC on January 10, 2022, pursuant to Rule 424(b)(4) (File No. 333-261230) of the Securities Act, however, as previously disclosed, we are no longer planning to pursue the Phase 1b biomarker trial of iluzanebart or the Phase 2 clinical trial of iluzanebart for the treatment of cALD, which will reduce the use of proceeds used for those programs.

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

Overview

We are a clinical-stage biotechnology company dedicated to improving the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia. Microglia are the sentinel immune cells of the brain and play a critical role in maintaining central nervous system (CNS) health and responding to damage caused by disease. Leveraging recent research implicating microglial dysfunction in neurodegenerative diseases, we utilize a precision medicine approach to develop a pipeline of therapeutic candidates, initially addressing genetically defined patient subpopulations, that we believe will activate and restore microglial function. Our first therapeutic candidates are designed to activate Triggering Receptor Expressed on Myeloid Cells 2 (TREM2), a key microglial receptor protein that mediates responses to environmental signals in order to maintain brain health and whose dysfunction is linked to neurodegeneration. We have two clinical programs that are designed to target TREM2. Our lead clinical candidate, VGL101 (iluzanebart), is a fully human monoclonal antibody (mAb) TREM2 agonist that is currently being studied in a Phase 2 proof-of-concept (PoC) trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP), a rare and fatal neurodegenerative disease. Our second clinical candidate, VG-3927, is an orally-available small molecule TREM2 agonist that we plan to evaluate for the potential treatment of Alzheimer’s disease (AD), initially exploring a biomarker response of VG-3927 in genetically defined subpopulations of AD with microglial dysfunction. VG-3927 is currently being evaluated in a Phase 1 clinical trial in healthy volunteers.

We believe that each therapeutic candidate in our pipeline has the potential to be developed for multiple neurodegenerative diseases. Our precision medicine approach begins with rare, genetically defined diseases for which microglial dysfunction is believed to be a key driver of disease pathology and then utilizes findings from these efforts to inform expansion into larger and more common neurodegenerative diseases. We believe our strategy has the potential to mitigate downstream translational risk as we seek to advance our programs through early development and into the clinic. We believe this iterative, sequential approach is a key differentiator, potentially allowing us to generate clinical PoC efficiently and leverage our initial development programs as well as research by others, in pursuing additional neurodegenerative disease opportunities.

Our lead clinical candidate, iluzanebart, is currently being studied in IGNITE, a Phase 2 PoC trial and the first-ever interventional trial in ALSP patients. ALSP is a rare, inherited, autosomal dominant neurological disease with high penetrance. ALSP is caused by a loss-of-function mutation in the Colony Stimulating Factor 1 Receptor (CSF1R), a receptor that shares a common downstream signaling pathway with TREM2 and affects an estimated 10,000 people in the U.S., with similar prevalence in Europe and Japan. There are currently no approved therapies for ALSP, underscoring the unmet need for people living with this serious, rapidly progressing disease. The FDA has granted Fast Track designation and orphan drug designation for iluzanebart for the treatment of ALSP. The European Commission has also granted orphan drug designation for iluzanebart.

In November 2023, we reported interim data from the ongoing Phase 2 IGNITE trial from the first 6 patients following 6 months of treatment with 20 mg/kg of iluzanebart. These data further supported the favorable safety, tolerability, pharmacokinetics (PK) and pharmacodynamics (PD) profile of iluzanebart previously demonstrated in the Phase 1 SAD/MAD trial of iluzanebart in healthy volunteers. Importantly, iluzanebart demonstrated clear target engagement as measured by changes in sTREM2, sCSF1R, and osteopontin in cerebral spinal fluid (CSF). Individual ALSP patients treated with iluzanebart also demonstrated directionally supportive changes in magnetic resonance imaging (MRI) and neurofilament light chain (NfL) biomarkers. Enrollment for the Phase 2 IGNITE clinical trial is completed with 20 patients enrolled in the trial, which exceeds the initially planned 15 patients. The next data analysis from the Phase 2 IGNITE trial is planned for the third quarter of 2024 at which time we expect to provide 12-month follow-up data from patients in the 20 mg/kg dose cohort and data from patients in the 40 mg/kg dose cohort who have completed 6 months.

In addition to IGNITE, we are also conducting ILLUMINATE, a natural history study of symptomatic and prodromal carriers of CSF1R mutations that are pathogenic for ALSP. We define individuals as being symptomatic if they have three or more characteristic clinical symptoms of the ALSP or as being prodromal if they have early MRI evidence of ALSP and less than three clinical symptoms. The purpose of this study is to better characterize disease progression and inform our clinical trial design. The ILLUMINATE study is focused on understanding MRI findings and certain fluid biomarker levels in symptomatic ALSP participants and the potential for those biomarkers to act as measurable descriptors of ALSP disease pathophysiology and progression. In November 2023, we reported findings from the ongoing ILLUMINATE study. These results provided critical insights on MRI and fluid biomarkers and how they present in ALSP. Specifically, soluble CSF1R (sCSF1R) levels were altered in both prodromal and symptomatic ALSP patients, positioning this measure as an emerging biomarker of ALSP disease pathology. Similarly, NfL levels were highly elevated in symptomatic ALSP patients, suggesting this biomarker may be useful in characterizing active neurodegeneration in ALSP. These data also showed that MRI measurements on ventricular volume and gray matter volume are also emerging as measurable indicators of disease progression. Based on 12-month data from ILLUMINATE we have also observed a correlation between MRI biomarkers and cognitive changes.

Engagement with our stakeholders, including patients and scientific and provider communities, is central to our approach in rare neurodegenerative diseases. We have established the world’s first patient-facing ALSP informational website to build disease awareness and actively support patient advocacy organizations. Through this work, we have created a strong global network of key opinion leaders (KOLs), centers of excellence, and genetic counseling practices that each treat ALSP patients and work with families affected by the disease. In May 2023, we launched ALSPAware, a program providing no-cost genetic testing to aid in the diagnosis as well as supportive counseling services. Developed with both patients and healthcare providers in mind, the program includes a single gene confirmatory test for individuals with a family history of ALSP, as well as a custom gene panel available for physicians to use in diagnosing late onset neurodegenerative diseases. Trained genetic counselors are available to facilitate testing and discuss results, and participants will have access to a range of specialized information and services created to support participants and their families.

In addition to iluzanebart, we are developing VG-3927, our orally available small molecule TREM2 agonist for the treatment of common neurodegenerative diseases associated with microglial dysfunction, with initial development for the treatment of AD. Genome wide association studies (GWAS) have shown that a specific mutation in a TREM2 variant (R47H) is one of the strongest genetic risk factors for AD, second in magnitude only to that associated with the apolipoprotein E4 (ApoE4) genotype. Our precision medicine strategy in AD is to initially explore a biomarker response of VG-3927 in genetically defined AD subpopulations with microglial dysfunction, including those carrying TREM2 and other variants. Our small molecule candidate VG-3927 has a different mechanism of action and binds to a different site than iluzanebart, providing potential optionality in positioning VG-3927 in different patient populations and potential differentiation from TREM2 antibody therapeutics. VG-3927 has been shown preclinically to be a highly active, selective and brain-penetrant small molecule TREM2 agonist and is designed to act as a molecular glue that potentiates the TREM2 signaling response to natural damage ligands. In preclinical testing, VG-3927 demonstrated on-target TREM2 activation across both common and rare TREM2 variants. Our Phase 1 clinical trial evaluating VG-3927 in healthy volunteers commenced dosing in October 2023, which is proceeding with a partial clinical hold from the FDA related to maximum exposure limit. We are working with the FDA to address the partial clinical hold. Based on preclinical studies, we believe that the maximum exposure limit exceeds the predicted efficacious dose of VG-3927, and we do not currently anticipate any delay in the current development plans for VG-3927. We plan to report an interim Phase 1 data readout for VG-3927 in healthy volunteers in mid-2024.

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

Recent Developments

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have raised approximately $316.3 million in gross proceeds primarily from equity offerings, including $140.0 million from convertible preferred stock, $98.0 million from our initial public offering (IPO) of our common stock, $53.2 million in private placement sales of our common stock, $21.8 million from the sale of pre-funded warrants, and $3.3 million from at-the-market, or ATM, offerings. As of December 31, 2023, we had $117.9 million of cash, cash equivalents, and marketable securities.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current therapeutic candidates or any future therapeutic candidates. Our accumulated deficit was $140.1 million at December 31, 2022 and $222.8 million at December 31, 2023, respectively. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future therapeutic candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

•
continue our ongoing and planned research and development of our iluzanebart and VG-3927;
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
•
expand clinical candidate manufacturing to support our clinical trials for iluzanebart and VG-3927, and, subject to marketing approval, future commercialization of such clinical candidates;
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
•
expenses incurred in connection with the manufacturing and clinical development of our iluzanebart and our small molecule TREM2 agonist programs;
•
expenses incurred in connection with the discovery and preclinical development of our small molecule TREM2 agonist program;
•
expenses incurred under agreements with third parties, such as consultants, clinical investigators, contractors and contract research organizations, or CROs, that assist with (i) the non-clinical and clinical studies of iluzanebart and (ii) non-clinical and clinical studies for our small molecule TREM2 agonist program;
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

The table below summarizes our research and development expenses incurred by program:

	December 31, 2023	December 31, 2022
	($ in thousands)
Direct, external research and development expenses by program:
iluzanebart	$19,728	$17,343
Small molecule TREM2	17,741	12,475
Unallocated research and development expenses:
External costs and other	2,617	3,668
Facilities, personnel-related, and other	20,848	13,958
Total research and development expenses	$60,934	$47,444

Research and development activities are central to our business model. Therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase over the next several years as we expect to (i) continue clinical development of our iluzanebart and VG-3927 programs, (ii) develop iluzanebart for other indications, including other rare leukodystrophies, and leukoencephalopathies, and (iii) expand our modality agnostic product pipeline to other microglia targets beyond TREM2.

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
•
obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights; and
•
launching commercial sales of our therapeutic candidates, if approved, whether alone or in collaboration with others.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will be realized. As of December 31, 2023, we had federal NOL carryforwards of approximately $95.7 million and state NOL carryforwards of approximately $98.3 million which may be available to offset future taxable income and begin to expire in 2040. The total federal NOL of $95.7 million are not subject to expiration. As of December 31, 2023, we also had federal and state tax research and development credit carryforwards of approximately $7.8 million and $2.2 million, respectively, to offset future tax liabilities, which begin to expire in 2040. We have recorded a full valuation allowance against our net deferred tax assets at December 31, 2023. As of December 31, 2023, we had no unrecognized tax benefits.

Results of Operations

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

The following table summarizes our results of operations for the year ended December 31, 2023 compared with year ended December 31, 2022:

	December 31, 2023	December 31, 2022	Change
	($ in thousands)
Operating expenses:
Research and development	$60,934	$47,444	$13,490
General and administrative	27,932	21,440	6,492
Total operating expenses	88,866	68,884	19,982
Loss from operations	(88,866)	(68,884)	(19,982)
Other income (expense):
Interest income, net	6,241	623	5,618
Other expense, net	(13)	(44)	31
Total other income (expense), net	6,228	579	5,649
Net loss	$(82,638)	$(68,305)	$(14,333)

Research and Development Expenses

Research and development expenses were $60.9 million for the year ended December 31, 2023, as compared to $47.4 million for the year ended December 31, 2022. The increase of $13.5 million consisted primarily of the following:

•
$6.7 million of facilities, personnel-related and other expenses, of which $4.7 million related to personnel-related costs, including salaries, bonuses, and other headcount-related costs, including stock-based compensation of $1.2 million, and $1.9 million of lease, depreciation, and facilities expenses; and
•
$5.3 million of small molecule TREM2 agonist program expenses, which is primarily driven by $2.7 million of increased preclinical expenses and $2.1 million increase of clinical expenses for VG-3927; and
•
$2.4 million of iluzanebart program expenses, which is primarily driven by clinical and manufacturing related expenses.

The increase in research and development expenses were partially offset by a net decrease of $0.9 million in general research activities.

General and Administrative Expenses

General and administrative expenses were $27.9 million for the year ended December 31, 2023, as compared to $21.4 million for the year ended December 31, 2022. The increase of $6.5 million consisted primarily of the following:

•
$4.1 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $2.2 million; and
•
$1.6 million of professional fees, including legal, accounting and other expenses; and
•
$0.8 million other headcount related expenses, primarily driven by facilities expenses.

Interest Income, net

Interest income, net was $6.2 million for the year ended December 31, 2023, as compared to $0.6 million for the year ended December 31, 2022. The increase of $5.6 million primarily consists of interest earned from our cash, cash equivalents, and marketable securities since we began investing our cash in marketable securities during the first quarter of 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our therapeutic candidates. Since our inception through December 31, 2023, we have funded our operations primarily with net proceeds from sales of our convertible preferred stock and common stock totaling gross proceeds of approximately $316.3 million. As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $117.9 million.

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

In January 2024, we sold 1,000,000 shares of common stock under our Open Market Sales Agreement, or the Sales Agreement, at a price of $3.28 per share, for net proceeds after deducting commissions and other offering expenses of $3.2 million.

Based on our current operating plan, we expect our current cash, cash equivalents, and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure into the second half of 2025.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	December 31, 2023	December 31, 2022
	($ in thousands)
Net cash used in operating activities	$(70,363)	$(65,149)
Net cash used by investing activities	(65,138)	(921)
Net cash provided by financing activities	888	161,255
Net increase in cash, cash equivalents and restricted cash	$(134,613)	$95,185

Operating Activities

During the year ended December 31, 2023, operating activities consisted primarily of our net loss of $82.6 million and $1.5 million amortization/discount on marketable securities. This was partially offset by $3.1 million of changes in operating assets and liabilities, $8.9 million of stock-based compensation expense, $0.4 million of depreciation and amortization, and $1.4 million in non-cash operating lease expenses. The net loss primarily consisted of $60.9 million of research and development expenses, $27.9 million of general and administrative expenses partially offset by $6.2 million in interest income, net.

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

Investing Activities

During the year ended December 31, 2023, net cash used for investing activities consisted of $147.5 million of marketable security purchases and $0.7 million capital expenditures, partially offset by $83.0 million of proceeds from the sales and maturities of marketable securities.

During the year ended December 31, 2022, net cash used for investing activities consisted of $0.9 million of capital expenditures.

Financing Activities

During the year ended December 31, 2023, net cash provided from financing activities consisted primarily of $0.9 million from the exercise of options. We also spent $23 thousand in finance lease obligations.

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

Our primary uses of cash are to fund our research and development activities related to our iluzanebart and small molecule TREM2 agonist programs, personnel costs, raising capital and providing general and administrative support for these operations.

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

Funding Requirements

To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete clinical development of, receive regulatory approval for, and commercialize, iluzanebart or VG-3927, and we do not know when, or if at all, that will occur. We expect our expenses and capital requirements to increase significantly in connection with our ongoing activities, particularly as we continue the research and development of and seek marketing approval for our iluzanebart and VG-3927 programs. In addition, if we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We may also require additional capital to pursue in-licenses or acquisitions of other drug candidates. Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will require substantial additional funding to develop our therapeutic candidates and support our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our product development or future commercialization efforts.

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

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or therapeutic candidates or to grant licenses on terms that may not be favorable to us. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our therapeutic candidates or grant rights to develop and market therapeutic candidates that we would otherwise prefer to develop and market ourselves. We expect our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025 at which point we would need to obtain substantial additional funding in connection with our continuing operations.

Contractual Obligations and Commitments

In September 2021, we entered into a lease for laboratory and office space in Watertown, Massachusetts with an initial term of ten years, and a five-year renewal option at the end of the initial lease term. The monthly lease payment is approximately $0.2 million with annual escalation of approximately 3%. The lease includes a $3.7 million construction allowance. The Watertown lease commenced in the first quarter of 2023 when the lease space was made available for use. The minimum base rent payment ranges from $1.9 million annually and increasing to $2.1 million annually over the next 5 years. From year 6 through the term end date of the lease the rent payments are approximately $9.1 million.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $117.9 million. Interest income is sensitive to changes in the general level of interest rates. Our surplus cash has been invested in securities issued by the U.S. government and its agencies, investment-grade corporate bonds, and money market funds. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short- and intermediate-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates. As of December 31, 2023, and December 31, 2022, we had no debt outstanding. Therefore, we are not exposed to interest rate risk with respect to debt.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework" (2013). Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K..

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vigil Neuroscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vigil Neuroscience, Inc. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also discussed in Note 1.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 26, 2024

We have served as the Company’s auditor since 2021.

VIGIL NEUROSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$51,992	$186,605
Marketable securities	65,948	—
Prepaid expenses and other current assets	3,967	11,200
Total current assets	121,907	197,805
Property and equipment, net	1,745	1,184
Operating lease right-of-use assets	16,147	141
Financing lease right-of-use assets	49	70
Restricted cash	927	927
Other assets	83	266
Total assets	$140,858	$200,393
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,946	$1,942
Accrued expenses and other current liabilities (1)	8,810	9,194
Operating lease liabilities	905	153
Financing lease liabilities	—	23
Total current liabilities	11,661	11,312
Operating lease liabilities, net of current portion	12,945	—
Total liabilities	24,606	11,312
Commitments and contingencies (Note 14)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 0 share issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2023 and December 31, 2022; 35,929,035 shares issued as of December 31, 2023 and 35,664,658 shares issued as of December 31, 2022; and 35,884,712 shares outstanding as of December 31, 2023 and 35,620,335 shares outstanding as of December 31, 2022	4	4
Additional paid-in capital	339,025	329,211
Accumulated other comprehensive loss	(5)	—
Accumulated deficit	(222,772)	(140,134)
Total stockholders’ equity	116,252	189,081
Total liabilities and stockholders’ equity	$140,858	$200,393

(1) Includes related party amounts of $0 (accrued expenses and other current liabilities) at December 31, 2023; $78 (accrued expenses and other current liabilities) at December 31, 2022 (see Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating expenses:
Research and development (2)	$60,934	$47,444
General and administrative	27,932	21,440
Total operating expenses	88,866	68,884
Loss from operations	(88,866)	(68,884)
Other income (expense):
Interest income, net	6,241	623
Other income (expense), net	(13)	(44)
Total other income (expense), net	6,228	579
Net loss	$(82,638)	$(68,305)
Net loss per share attributable to common stockholders, basic and diluted	$(2.13)	$(2.16)
Weighted-average common shares outstanding, basic and diluted	38,712,207	31,685,125
Comprehensive loss:
Net loss	$(82,638)	$(68,305)
Unrealized gain (loss) on available for sale securities	(5)	—
Total comprehensive loss	(82,643)	(68,305)

(2) Includes related party amounts of $50 for the year ended December 31, 2023, and $295 for the year ended December 31, 2022 (see Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	54,179,688	$161,939	1,724,950	$—	$2,386	$—	$(71,829)	$(69,443)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(54,179,688)	(161,939)	19,536,870	2	161,937	—	—	161,939
Issuance of common stock from initial public offering, net of issuance costs of $10.0 million	—	—	7,000,000	1	87,985	—	—	87,986
Issuance of common stock from PIPE, net of issuance costs of $2.6 million	—	—	7,293,084	1	50,594	—	—	50,595
Issuance of prefunded warrants for the purchase of common stock, net of issuance costs of $1.1 million	—	—	—	—	20,678	—	—	20,678
Exercise of stock options	—	—	65,431	—	154	—	—	154
Stock-based compensation expense	—	—	—	—	5,477	—	—	5,477
Net loss	—	—	—	—	—	—	(68,305)	(68,305)
Balances at December 31, 2022	—	$—	35,620,335	$4	$329,211	$—	$(140,134)	$189,081
Exercise of stock options	—	—	264,377	—	911	—	—	911
Stock-based compensation expense	—	—	—	—	8,903	—	—	8,903
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(82,638)	(82,638)
Balances at December 31, 2023	—	$—	35,884,712	$4	$339,025	$(5)	$(222,772)	$116,252

The accompanying notes are an integral part of these consolidated financial statements

VIGIL NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022

Cash flows from operating activities:
Net loss	$(82,638)	$(68,305)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation expense	8,903	5,477
Non-cash operating lease expense	1,364	932
Depreciation and amortization	399	78
Amortization of premium/discount on marketable securities	(1,481)	—
Realized gain on investments	(8)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,183	(3,680)
Other non-current assets	(83)	(259)
Accounts payable	5	(2,478)
Accrued expenses and other current liabilities	(384)	3,995
Operating lease liabilities	(623)	(909)
Net cash used in operating activities	(70,363)	(65,149)
Cash flows from investing activities:
Purchases of marketable securities	(147,468)	—
Proceeds from sales and maturities of marketable securities	83,004	—
Purchases of property and equipment	(674)	(921)
Net cash used in investing activities	(65,138)	(921)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of offering costs	—	89,872
Proceeds from issuance of common stock from PIPE, net of offering costs	—	50,594
Proceeds from issuance of pre-funded warrants from PIPE, net of offering costs	—	20,678
Payments of finance lease obligations	(23)	(43)
Proceeds from stock options exercised	911	154
Net cash provided by financing activities	888	161,255
Net increase in cash and cash equivalents	(134,613)	95,185
Cash, cash equivalents and restricted cash at beginning of period	187,532	92,347
Cash, cash equivalents and restricted cash at end of period	$52,919	$187,532
Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series A & Series B Preferred Stock to common stock, net of issuance costs	$—	$161,939
Deferred offering costs paid in the prior year	$—	$1,887
Right-of-use assets obtained in exchange for operating lease liabilities	$14,319	$192
Prepaid rent reclassified to right-of-use-assets	$2,887	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$116

The accompanying notes are an integral part of these consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Vigil Neuroscience, Inc., together with its consolidated subsidiary, Vigil Neuroscience Security Corporation (“Vigil” or the “Company”), is a clinical-stage biotechnology company dedicated to improving the lives of patients, caregivers and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia. Microglia are the sentinel immune cells of the brain and play a critical role in maintaining central nervous system (CNS) health and responding to damage caused by disease. Leveraging recent research implicating microglial dysfunction in neurodegenerative diseases, the Company utilizes a precision medicine approach to develop a pipeline of therapeutic candidates. Leveraging recent research implicating microglial dysfunction in neurodegenerative diseases, the Company utilizes a precision medicine approach to develop a pipeline of therapeutic candidates, initially addressing genetically defined patient subpopulations, that it believes will activate and restore microglial function. The Company was incorporated in the State of Delaware in June 2020 and is located in Watertown, Massachusetts.

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

Liquidity

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $117.9 million and an accumulated deficit of $222.8 million. In January 2022, the Company completed its initial public offering (“IPO”) of its common stock which resulted in net proceeds of $88.0 million. In August 2022, the Company completed a private placement financing, which resulted in net proceeds of $71.3 million. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements.

On March 21, 2023, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock, through the Agent, as its sales agent. As of February 29, 2024, the Company sold 1,000,000 shares of common stock under the Sales Agreement at a price of $3.28 per share, for net proceeds after deducting commissions and other offering expenses of $3.2 million.

The Company will seek additional funding through equity financings, government or private-party grants, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, research and development expenses and related prepaid or accrued costs and stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities when purchased of three months or less that are readily convertible to known amounts of cash to be cash equivalents. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments. At December 31, 2023 and December 31, 2022, the Company’s cash equivalents were in money market funds and government securities. As of each balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

In connection with the Company’s lease agreement entered into in September 2021 (see Note 11), the Company is required to maintain a certificate of deposit (“CD”) of $0.9 million for the benefit of the landlord.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets that sum to the total of the amounts reported in the consolidated statement of cash flows (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$51,992	$186,605
Restricted cash, non-current	927	927
Total cash, cash equivalents and restricted cash	$52,919	$187,532

Marketable securities

Investments in marketable securities are classified as available-for-sale. Available-for-sale securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity in other comprehensive loss. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all of its securities as current assets even if the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. The Company had no deferred offering costs recorded as of December 31, 2023 or December 31, 2022.

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

The Company is dependent on third-party organizations to manufacture and process its therapeutic candidates for its development programs. In particular, the Company relies on a single third-party contract manufacturer, Fujifilm Diosynth Biotechnologies U.S.A., Inc. and Fujifilm Diosynth Biotechnologies Texas, LLC (collectively, “FUJIFILM”), to produce clinical supply and process its current product candidate, VGL101 ("iluzanebart"). The Company expects to continue to be dependent on a small number of manufacturers to supply it with its requirements for all products. The Company’s research and development programs, including any associated potential commercialization efforts, could be adversely affected by a significant interruption in the supply of the necessary materials.

The Company is dependent on a limited number of third parties that provide license rights used by the Company in the development and potential commercialization of its therapeutic candidates and programs. From inception through December 31, 2023, the Company’s research and development programs primarily relate to rights conveyed by Amgen, Inc. (“Amgen”) (see Note 12). The Company could experience delays in the development and potential commercialization of its therapeutic candidates and programs if the Amgen license arrangement or any other license agreement utilized in the Company’s research and development activities is terminated, if the Company fails to meet the obligations required under its arrangements, or if the Company is unable to successfully secure new strategic alliances or licensing agreements.

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

The Company’s cash equivalents and marketable securities are carried at fair value (see Note 3), determined according to the fair value hierarchy described above. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values, due to the short-term nature of these liabilities.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including amounts incurred under agreements with external vendors and consultants engaged to perform preclinical and clinical studies and to manufacture research and development materials for use in such studies, salaries and related personnel costs, stock-based compensation, consultant fees, and third-party license fees.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company's only element of other comprehensive loss is unrealized gains and losses on marketable securities.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and allocating resources. The Company is focused on microglia biology to improve the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases through development of disease-modifying treatments that aim to restore the vigilance of microglia, the sentinel immune cells of the brain. The Company’s chief operating decision maker reviews the Company’s financial information on an aggregated basis for purposes of assessing performance and allocating resources. All assets are in the United States. The Company has not earned any revenue through December 31, 2023.

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

The following is the summary of property and equipment and related accumulated depreciation as of December 31, 2023 and 2022 (in thousands):

	Useful Life	December 31, 2023	December 31, 2022
Computer software and equipment	3 years	$71	$16
Furniture and fixtures	5 years	138	104
Lab equipment	5 years	1,753	192
Leasehold improvements	Lesser of (i) useful life or (ii) lease term	233	—
Construction in progress		—	944
Total property and equipment		2,195	1,256
Less: accumulated depreciation		(450)	(72)
Total property and equipment, net		$1,745	$1,184

Depreciation expense was $378 thousand and $57 thousand during the years ended December 31, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment, operating lease and financing lease right-to-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. Impairment is measured based on the excess of the carrying value of the related assets over the fair value of such assets. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023 and December 31, 2022.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company’s policy is to record estimated interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had no amounts accrued for interest and penalties in its consolidated balance sheets as of December 31, 2023 and December 31, 2022.

Leases

In accordance with ASC 842, Leases, which the Company adopted at inception, the Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the consolidated balance sheet for all leases with an initial lease term of greater than 12 months. The Company has elected not to recognize leases with terms of 12 months or less under ASC 842. As such, leases with an initial term of 12 months or less are not recorded in the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term.

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

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share, since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. The Company reported a net loss for the years ended December 31, 2023 and December 31, 2022.

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

3. Fair Value Measurements and Financial Instruments

The following table presents the Company’s fair value hierarchy for its asset items that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$41,649	$—	$—	$41,649
U.S. government securities	—	1,997	—	1,997
Corporate bonds	—	2,577	—	2,577
Total cash equivalents	$41,649	$4,574	$—	$46,223
Marketable securities
U.S. government securities	$—	$21,149	$—	$21,149
Corporate bonds	—	44,799	—	44,799
Total marketable securities	$—	$65,948	$—	$65,948
Restricted cash (non-current)	927	—	—	927
Total	$42,576	$70,522	$—	$113,098

	Fair Value Measurement at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (money market)	$156,219	$—	$—	$156,219
Restricted cash (non-current)	927	—	—	927
Total	$157,146	$—	$—	$157,146

Marketable securities

The following table summarizes the Company’s marketable securities as of December 31, 2023 (in thousands):

	At December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$21,146	$5	$(2)	$21,149
Corporate bonds	$44,807	31	(39)	44,799
Total	$65,953	$36	$(41)	$65,948

The contractual maturity dates of the Company’s marketable securities are less than one year.

As of December 31, 2023, the Company held 27 securities, 14 of which were in an unrealized loss position. All investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company's intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of December 31, 2023. The Company did not recognize any credit losses during the year ended December 31, 2023. Additionally, there were $8 thousand of realized gains on marketable securities for the year ended December 31, 2023.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Research and development	$1,563	$6,670
Construction related prepaid assets	—	3,769
Other receivables	1,137	15
Interest receivable	348	—
Business insurance	122	133
Other	797	613
Total	$3,967	$11,200

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Payroll and employee related	$4,208	$3,512
Research and development	3,278	2,894
Construction related	—	1,416
Professional fees	1,000	986
Other	324	386
Total	$8,810	$9,194

6. Stock-Based Compensation

2020 Equity Incentive Plan

On September 18, 2020, the Company's board of directors adopted and its stockholders approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan was terminated and replaced by the 2021 Stock Option and Incentive Plan (the "2021 Plan") effective on January 5, 2022, immediately preceding the date on which the registration statement for the Company’s initial public offering was declared effective by the SEC; however, options or other awards granted under the 2020 Plan prior to the adoption of the 2021 Plan that have not been settled or forfeited remain outstanding and effective. The options granted under the 2020 Plan are either service-based options or performance-based options. As of December 31, 2023, 2,443,565 options were outstanding under the 2020 Plan.

2021 Stock Option and Incentive Plan

On November 16, 2021, the Company’s board of directors adopted, and on December 3, 2021 its stockholders approved, the 2021 Plan, which became effective on January 5, 2022, immediately preceding the date on which the registration statement for the Company’s initial public offering was declared effective by the SEC. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 3,145,281. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2023 and each January 1 thereafter, by an amount equal to the lesser of (i) five percent (5%) of the cumulative number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) such lesser number of shares of common stock as determined by the compensation committee of the board of directors (the "2021 Plan Evergreen Provision"). On January 1, 2023 and January 1, 2024, respectively, the shares reserved for future grants under the 2021 Plan increased by 1,781,016 and 1,794,235 pursuant to the 2021 Plan Evergreen Provision.

The shares of common stock underlying any awards under the 2021 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated will be added back to the shares of common stock available for issuance under the 2021 Plan.

In March of 2023, as part of the Company's annual grant of equity, the Company granted 1,348,380 stock options to employees. As of December 31, 2023, there were 3,765,309 options outstanding under the 2021 Plan.

In March of 2024, as part of the Company's annual grant of equity, the Company granted 1,786,100 stock options to employees.

2021 Employee Stock Purchase Plan

On November 16, 2021, the Company’s board of directors adopted, and on December 3, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the ‘‘2021 ESPP’’), which became effective on January 5, 2022, immediately preceding the date on which the registration statement for the Company’s initial public offering was declared effective by the SEC. A total of 286,127 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2021 ESPP shall cumulatively increase beginning on January 1, 2023 and each January 1 thereafter through January 1, 2032, by the least of (A) 286,127 shares of common stock, (B) one percent (1%) of the cumulative number of shares of common stock issued and outstanding on the immediately preceding December 31 or (C) such lesser number of shares of common stock as determined by the administrator of the 2021 ESPP (the "2021 ESPP Evergreen Provision"). On January 1, 2023, the shares reserved for future grants under the 2021 ESPP increased by 286,127 pursuant to the 2021 Plan Evergreen Provision. There was no increase of shares reserved for future grants under the 2021 ESPP plan on January 1, 2024. As of December 31, 2023, a total of 572,254 shares of common stock were reserved for issuance under this plan. No stock-based compensation expense was recognized during the year ended December 31, 2023 related to the 2021 ESPP.

Service-Based Stock Options

The Company issues stock options to directors, employees, and consultants under the 2021 Plan and 2020 Plan. Options granted by the Company vest over periods of 12-48 months, subject in each case to the individual’s continued service through the applicable vesting date. Options vest either (i) 25% at the one-year anniversary followed by 36 equal monthly installments beginning one month after the one-year anniversary of the vesting start date, (ii) 48 monthly installments beginning one month after the vesting start date, (iii) 36 equal monthly installments beginning one month after the vesting start date, (iv) 4 equal quarterly installments, (v) 100% vesting at the one-year anniversary of the vesting start date, or (vi) 50% at the end of calendar year one after the grant date and 50% at the end of calendar year two after the grant date. Options generally expire 10 years after the date of the grant.

The following table summarizes the activity of the Company’s options to purchase common stock for the year ended December 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	4,230,182	$5.19	$7.38	7.64	$24,853
Granted	2,540,470	7.06	10.54
Exercised	(264,377)	3.02	3.45
Forfeited	(435,388)	5.53	8.16
Expired	(72,642)	6.94	10.83
Outstanding as of December 31, 2023	5,998,245	$6.03	$8.79	8.37	$1,082
Vested and exercisable as of December 31, 2023	2,368,123	$5.21	$7.28	7.82	$877
Vested and expected to vest as of December 31, 2023	5,998,245	$6.03	$8.79	8.37	$1,082

There were 65,431 options exercised for the year ended December 31, 2022. The aggregate intrinsic value of options exercised was $0.6 million for the year ended December 31, 2022. The aggregate intrinsic value of options exercised was $1.7 million for the year ended December 31, 2023.

The total fair value of options vested was approximately $8.4 million and $4.8 million during the years ended December 31, 2023 and December 31, 2022, respectively.

Stock Option Valuation

The following assumptions on a weighted-average basis were used to determine the fair value of stock options for the following periods:

	December 31, 2023	December 31, 2022
Weighted-average risk-free interest rate	4.2%	2.2%
Weighted-average expected term (in years)	6.0	6.0
Expected volatility	71.7% - 73.8%	69.8% - 71.1%
Expected dividend yield	0.0%	0.0%
Fair value of common stock	$3.20 - $12.40	$2.37 - $16.13
Weighted-average fair value	$7.06	$7.80

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

The following table summarizes the activity of the Company’s performance-based options to purchase common stock for the year ended December 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	210,629	$2.76	$1.89	7.88	$2,235
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2023	210,629	$2.76	$1.89	6.88	$314
Vested and exercisable as of December 31, 2023	134,289	$2.76	$1.89	6.88	$200
Vested and expected to vest as of December 31, 2023	210,629	$2.76	$1.89	6.88	$314

No options were exercised during the years ended December 31, 2023 and December 31, 2022.

The total fair value of options vested during the year ended December 31, 2022 was approximately $158 thousand. The total fair value of options vested during the year ended December 31, 2023 was approximately $158 thousand.

The fair value of performance options granted under the stock option plan is determined at the date of grant using the Black-Scholes option-pricing model. There were no performance options granted during the years ended December 31, 2023 and December 31, 2022.

Restricted Stock

The following table summarizes the activity of the Company’s restricted stock:

December 31, 2023
Outstanding as of beginning of period	262,180
Granted	—
Forfeited/cancelled	—
Outstanding as of end of period	262,180
Vested during period	58,596
Outstanding unvested shares, expected to vest	24,417
Remaining weighted-average vesting period for unvested shares	0.33 years

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $8.9 million and $5.5 million during the years ended December 31, 2023 and December 31, 2022, respectively. Stock-based compensation expense was classified as follows in the consolidated statements of operations and comprehensive loss (in thousands):

	December 31, 2023	December 31, 2022
Research and development	$3,494	$2,258
General and administrative	5,409	3,219
Total stock-based compensation	$8,903	$5,477

As of December 31, 2023 and December 31, 2022, respectively, there was approximately $22.2 million and $15.3 million of unrecognized stock-based compensation expense related to service-based options to purchase common stock under the 2020 and 2021 Plans, which is expected to vest over a weighted-average period of 2.53 years and 2.62 years.

As of December 31, 2023 and December 31, 2022, respectively, there was approximately $37 thousand and $0.1 million of unrecognized stock-based compensation expense related to performance-based options to purchase common stock under the 2020 Plan, which is expected to vest over a weighted-average period of 0.70 years and 1.20 years.

As of December 31, 2023 and December 31, 2022, respectively, there was approximately $47 thousand and $0.2 million of unrecognized stock-based compensation expense related to restricted stock under the 2020 Plan, which is expected to vest over a weighted-average period of 0.33 years and 1.33 years.

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

The holders of Convertible Preferred Stock had the followings rights and privileges:

Conversion

The holders of the Convertible Preferred Stock could convert each share of the Convertible Preferred Stock into shares of common stock. In addition, upon either (a) the closing of the sale of shares of common stock to the public at a price of at least three times the Series A Original Issue Price (subject to adjustment) in an initial public offering with net proceeds to the Company of at least $50.0 million or (b) the written consent of the holders of the outstanding shares of Convertible Preferred Stock, the Convertible Preferred Stock would automatically convert into common stock.

The conversion ratio of each series of the Convertible Preferred Stock was determined by dividing the Original Issuance Price of each series by the Conversion Price of each series. The Original Issuance Price per share was $2.547 for Series A convertible preferred stock and $3.5078 for Series B convertible preferred stock. The Conversion Price per share at issuance was $7.063 for Series A convertible preferred stock and $9.7278 for Series B convertible preferred stock, each subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments, including adjustment if common stock was issued for less than the Original Issue Price of each series of Convertible Preferred Stock.

8. Common Stock

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board. During each year ending December 31, 2023 and December 31, 2022, no dividends have been declared or paid.

At-the-Market Facility

In March 2023, the Company established an at-the-market, or ATM, equity offering program pursuant to which it was able to offer and sell up to $100.0 million of its common stock at the then current market price from time to time. Through December 31, 2023, the Company did not sell any shares of common stock under this program. Subsequent to December 31, 2023 and through March 25, 2024, the Company sold 1,000,000 shares of common stock under this program with net proceeds, after deducting commissions and other offering expenses, of $3.2 million.

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

Pre-funded Warrants

In connection with the Private Placement, the Company has issued pre-funded warrants to purchase up to an aggregate of 2,980,889 shares of common stock at a purchase price of $7.2999 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock, is immediately exercisable and will remain exercisable until exercised in full. The pre-funded warrants have no expiration date and the price of the pre-funded warrants does not include any discounts. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of December 31, 2023, no pre-funded warrants were exercised.

The Company has reserved the following number of shares of common stock for the exercise of outstanding stock options and future issuance of stock-based awards.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Common stock options	6,208,874	4,440,811
Pre-funded warrants	2,980,889	2,980,889
Shares available for issuance under the 2021 Plan	1,160,388	1,682,909
Shares available for issuance under the 2021 ESPP	572,254	286,127
Total common stock reserved for future issuance	10,922,405	9,390,736

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Numerator:
Net loss attributable to common stockholders	$(82,638)	$(68,305)
Denominator:
Weighted-average common shares outstanding, basic and diluted	38,712,207	31,685,125
Net loss per share attributable to common stockholders, basic and diluted	$(2.13)	$(2.16)

Basic and diluted weighted average shares of common stock outstanding for the years ended December 31, 2023 and December 31, 2022 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share.

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

	Year Ended December 31, 2023	Year Ended December 31, 2022
Options to purchase common stock – service based	5,998,245	4,230,182
Options to purchase common stock – performance based	210,629	210,629
Unvested restricted common stock	24,417	83,013
Total	6,233,291	4,523,824

10. Income Taxes

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. The Company did not record a federal or state income tax provision or benefit during the years ended December 31, 2023 and December 31, 2022, respectively due to the pre-tax net losses incurred. In addition, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2023, and December 31, 2022.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Statutory U.S. federal rate	21.0%	21.0%
State income taxes	6.2%	6.1%
Other permanent differences	(0.6)%	(0.5)%
Research and development credits	5.8%	4.7%
Valuation allowance	(32.4)%	(31.3)%
Effective Tax Rate	—%	—%

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities as of December 31, 2023 and 2022 are comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$26,310	$18,648
Research and development credits	9,582	4,786
Intangible assets	4,977	5,406
Start-up costs	79	85
Accruals and other	7,622	2,276
Capitalized R&D Expenses	24,283	11,048
Depreciation	657	—
Total deferred tax assets	73,510	42,249
Less valuation allowance	(69,087)	(42,176)
Total deferred tax assets, net of valuation allowance	4,423	73
Deferred tax liabilities:
Depreciation	—	(15)
Right-of-use asset	(4,423)	(58)
Net deferred tax assets (liabilities)	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a valuation allowance of $69.1 million and $42.2 million at December 31, 2023 and December 31, 2022, respectively.

The Company has incurred net operating losses (“NOLs”) since inception. At December 31, 2023, the Company had federal NOLs of approximately $95.7 million and state NOLs of $98.3 million. At December 31, 2022, the Company had federal NOLs of approximately $68.4 million and state NOLs of $67.7 million. As a result of the Tax Act, for U.S. income tax purposes, NOLs generated for tax years beginning after December 31, 2017 carry forward indefinitely and can be used to offset taxable income. The total federal NOLs of $95.7 million as of December 31, 2023 will not expire. The state NOL carryover of $98.3 million will begin to expire in 2040.

Pursuant of Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced upon realization of an ownership change within the meaning of IRC Section 382 that has occurred or may occur in the future. Any adjustment to the Company’s tax attributes as a result of an ownership change will result in a corresponding decrease to the valuation allowance recorded against the Company’s deferred tax assets. As of December 31, 2023, the Company also has federal and state tax research and development credit carryforwards of approximately $7.8 million and $2.2 million, respectively, to offset future income taxes, which will begin to expire in 2040. As of December 31, 2022, the Company had federal and state tax research and development credit carryforwards of approximately $3.9 million and $1.2 million, respectively, to offset future income taxes.

The Company’s valuation allowance increased by $26.9 million and $21.4 million during the years ended December 31, 2023 and December 31, 2022, respectively. This increase is due primarily to NOL carryforwards and the generation of an intangible asset.

The Company has not incurred any material interest or penalties as of the current reporting date with respect to income tax matters. The Company does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date. The Company is subject to U.S. Federal income tax as well as income tax in various state jurisdictions. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authority.

The unrecognized tax benefit amounts are not reflected in the determination of the Company’s deferred tax assets. If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2023, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. As of December 31, 2023, there were no pending tax examinations. No federal or state tax audits are currently in process.

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

In October 2021, the Company entered into a lease for its corporate headquarters in Cambridge, Massachusetts with an initial term of 14 months. In 2022, the Company extended the lease through January 31, 2023 and terminated the lease as of January 31, 2023 due to the Company's move to Watertown, Massachusetts as noted below. The lease payments during the year ended December 31, 2023 were $74 thousand. The Company received their security deposit of approximately $49 thousand in the second quarter of 2023.

Watertown, MA Lease

In September 2021, the Company entered into a lease for laboratory and office space in Watertown, Massachusetts with an initial term of ten years from the rent commencement date of December 2022, and a five-year renewal option. The lease commenced for accounting purposes in January 2023 when the leased space was made available for the Company’s use. As of the lease commencement date, the Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The monthly lease payment is approximately $0.2 million with annual escalation of approximately 3%. The lease includes a $3.7 million construction allowance. At the lease commencement date, the Company recorded an initial lease liability of $14.3 million and a right-of-use asset of $17.3 million.

The components of lease expense for the year ended December 31, 2023 was $2.4 million in operating lease expense and $0.8 million in variable lease expense. Variable lease expense generally includes common area maintenance, property taxes, and utilities.

The components of lease expense are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	2,435	$960
Short term lease cost	—	38
Variable lease cost	755	67
Finance lease cost:
Amortization of right-to-use assets	21	21
Interest on lease liabilities	—	2
Total finance lease cost	$21	$23

Supplemental cash flow information related to leases are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,707)	$(937)
Operating cash flows from finance leases	$—	$(2)
Financing cash flows from finance leases	$(23)	$(43)

At December 31, 2023, the weighted-average remaining lease terms related to the operating leases are 8.9 years.

As the Company’s operating leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate was based on the term of the lease, the economic environment of the lease and reflect the rate the Company would have had to pay to borrow on a secured basis. The weighted-average discount rates used at the time that the leases were evaluated were 7.57% for the operating leases that were still active as of December 31, 2023.

Future minimum lease payments due under the Company’s operating and finance lease liabilities as of December 31, 2023 are as follows:

Years ended December 31,	Operating Leases
2024	$1,910
2025	1,968
2026	2,027
2027	2,088
2028 and thereafter	11,269
Total lease payments	19,262
Less: imputed interest	(5,412)
Total future minimum lease payments	$13,850

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

In addition to the cash consideration described above, the Company agreed to issue Series A convertible preferred stock to Amgen in an amount equal to 25% of the Company’s capital stock on a fully diluted basis (the “Related Party Antidilution Obligation”) until the Company has raised an aggregate of $45.0 million net cash proceeds from equity financings. The Company determined that the Related Party Antidilution Obligation was required to be recorded as a liability because it was a freestanding instrument that would require the Company to transfer assets to settle the obligation and it is indexed to an obligation to contingently redeem the Company’s equity shares. Accordingly, the Company recognized the liability at fair value on the acquisition date and recognized changes in the fair value of the anti-dilution rights at each subsequent reporting period until its settlement in May 2021.

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

The Company did not have any expenses, prepaid expenses, or payables related to the Amgen Agreement for the years ended December 31, 2023 and December 31, 2022, respectively.

13. Related Party Transactions

Atlas

The Company entered into a lab lease agreements with Atlas Venture Fund XII, L.P., a principal stockholder of the Company, and incurred lease costs of $50 thousand for the year ended December 31, 2023, and $0.3 million for the year ended December 31, 2022. The lease payments are included in research and development expenses in the consolidated statements of operations and comprehensive loss. The Company terminated the lease for the laboratory space as of February 28, 2023 due to the Company's move to Watertown, Massachusetts, and therefore had no operating lease right-of-use asset or lease liability recorded as of December 31, 2023. As of December 31, 2023, the Company has no costs in accrued expenses associated with the leases.

14. Commitments and Contingencies

License Agreement

The Company has a license agreement with Amgen (see Note 12).

Letter of Credit

In September 2021, in connection with the Watertown, Massachusetts lease, the Company entered into a $0.9 million standby letter of credit which initially expired on September 10, 2022 and automatically renews for subsequent annual periods through December 2032. Remittance of funds from the letter of credit was not probable and the full amount was available as of December 31, 2023. The Company did not recognize a liability in the consolidated balance sheet.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenses will be incurred and can be reasonably estimated. As of December 31, 2023, the Company does not have any significant legal disputes that require a loss liability to be recorded.

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are discretionary and contributions in the amount of $0.5 million and $0.3 million were made during the years ended December 31, 2023 and 2022, respectively.

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

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-261230) filed on January 3, 2022).

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-41200) filed on March 25, 2022).

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 12, 2022).

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

10.13

Registration Rights Agreement, by and among the Registrant and the persons party thereto, dated as of August 12, 2022 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 12, 2022).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-261230) filed on November 19, 2021).

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Vigil Neuroscience, Inc.

Date: March 26, 2024	By:	/s/ Ivana Magovčević-Liebisch
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

Name	Title	Date

/s/ Ivana Magovčević-Liebisch	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2024
Ivana Magovčević-Liebisch, PhD, JD

/s/ Jennifer Ziolkowski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2024
Jennifer Ziolkowski, CPA

/s/ Bruce Booth	Director, Chairperson	March 26, 2024
Bruce Booth, D.Phil

/s/ Cheryl Renee Blanchard	Director	March 26, 2024
Cheryl Renee Blanchard, PhD

/s/ Gerhard Koenig	Director	March 26, 2024
Gerhard Koenig, PhD

/s/ Mary Thistle	Director	March 26, 2024
Mary Thistle

/s/ Stefan Vitorovic	Director	March 26, 2024
Stefan Vitorovic, MS, MBA

/s/ Suzanne Bruhn	Director	March 26, 2024
Suzanne Bruhn, PhD

/s/ Samantha Budd Haeberlein	Director	March 26, 2024
Samantha Budd Haeberlein, PhD