Form 10-Q
period 2024-03-31
Vigil Neuroscience, Inc.
filed 2024-05-07
CIK 1827087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of April 30, 2024 was 37,584,312, par value $0.0001 per share.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary Risk Factors” and under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission, or the SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$51,761	$51,992
Marketable securities	49,884	65,948
Prepaid expenses and other current assets	4,898	3,967
Total current assets	106,543	121,907
Property and equipment, net	1,637	1,745
Operating lease right-of-use assets	15,801	16,147
Financing lease right-of-use assets	44	49
Restricted cash	927	927
Other assets	126	83
Total assets	$125,078	$140,858
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,491	$1,946
Accrued expenses and other current liabilities	6,175	8,810
Operating lease liabilities	937	905
Total current liabilities	8,603	11,661
Operating lease liabilities, net of current portion	12,693	12,945
Total liabilities	21,296	24,606
Commitments and contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 0 share issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2024 and December 31, 2023; 37,628,635 shares issued as of March 31, 2024 and 35,929,035 shares issued as of December 31, 2023; and 37,584,312 shares outstanding as of March 31, 2024 and 35,884,712 shares outstanding as of December 31, 2023	4	4
Additional paid-in capital	346,520	339,025
Accumulated other comprehensive income	(30)	(5)
Accumulated deficit	(242,712)	(222,772)
Total stockholders’ equity	103,782	116,252
Total liabilities and stockholders’ equity	$125,078	$140,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development (1)	$14,326	$13,834
General and administrative	7,089	6,941
Total operating expenses	21,415	20,775
Loss from operations	(21,415)	(20,775)
Other income (expense):
Interest income, net	1,477	985
Other income (expense), net	(2)	(5)
Total other income, net	1,475	980
Net loss	$(19,940)	$(19,795)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.51)
Weighted-average common shares outstanding, basic and diluted	39,864,111	38,546,012
Comprehensive loss:
Net loss	$(19,940)	$(19,795)
Unrealized gain (loss) on available for sale securities	(25)	106
Total comprehensive loss	$(19,965)	$(19,689)

(1)
Includes related party amounts of $0 for the three months ended March 31, 2024, and $43 for the three months ended March 31, 2023 (see Note 10).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	35,620,335	$4	$329,211	$—	$(140,134)	$189,081
Exercise of stock options	45,449	—	214	—	—	214
Stock-based compensation	—	—	1,734	—	—	1,734
Unrealized gain on available for sale securities	—	—	—	106	—	106
Net loss	—	—	—	—	(19,795)	(19,795)
Balances at March 31, 2023	35,665,784	$4	$331,159	$106	$(159,929)	$171,340

Balances at December 31, 2023	35,884,712	$4	$339,025	$(5)	$(222,772)	$116,252
Issuance of common stock, net of issuance costs	1,699,600	—	5,183	—	—	5,183
Stock-based compensation	—	—	2,312	—	—	2,312
Unrealized gain on available for sale securities	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(19,940)	(19,940)
Balances at March 31, 2024	37,584,312	$4	$346,520	$(30)	$(242,712)	$103,782

The accompanying notes are an integral part of these condensed consolidated financial statements

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(19,940)	$(19,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,312	1,734
Non-cash operating lease expense	345	318
Depreciation and amortization	113	65
Amortization of premium/discount on marketable securities	(426)	(244)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(932)	471
Other non-current assets	(43)	—
Accounts payable	(455)	214
Accrued expenses and other current liabilities	(2,635)	(5,061)
Operating lease liabilities	(220)	112
Net cash used in operating activities	(21,881)	(22,186)
Cash flows from investing activities:
Purchases of marketable securities	—	(68,512)
Proceeds from sales and maturities of marketable securities	16,466	—
Purchases of property and equipment	—	(492)
Net cash provided (used) by investing activities	16,466	(69,004)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	5,184	—
Payments of finance lease obligations	—	(11)
Proceeds from stock options exercised	—	214
Net cash provided by financing activities	5,184	203
Net increase in cash and cash equivalents	(231)	(90,987)
Cash, cash equivalents and restricted cash at beginning of period	52,919	187,532
Cash, cash equivalents and restricted cash at end of period	$52,688	$96,545
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$14,413
Prepaid rent reclassified to right-of-use assets	$—	$2,887

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

Liquidity

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2024, the Company had cash, cash equivalents, and marketable securities of $101.6 million and an accumulated deficit of $242.7 million.

On March 21, 2023, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock, through the Agent, as its sales agent. As of March 31, 2024, the Company sold 1,699,600 shares of common stock under the Sales Agreement at an average price of $3.14 per share, for net proceeds after deducting commissions and other offering expenses of $5.2 million. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

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

Basis of Presentation

The accompanying condensed consolidated financial statements reflect the operations of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial

Accounting Standards Board (“FASB”). Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 26, 2024. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

The Company's significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 26, 2024, or the 2023 Form 10-K. Since the date of those financial statements, there have been no material changes to Vigil’s significant accounting policies except as noted below.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities when purchased of three months or less that are readily convertible to known amounts of cash to be cash equivalents. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments. At March 31, 2024 and December 31, 2023, the Company’s cash equivalents were in money market funds and government securities. As of each balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

In connection with the Company’s lease agreement entered into in September 2021 (see Note 9), the Company is required to maintain a certificate of deposit (“CD”) of $0.9 million for the benefit of the landlord.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the amounts reported in the condensed consolidated statement of cash flows (in thousands):

	March 31, 2024	March 31, 2023

Cash and cash equivalents	$51,761	$95,618
Restricted cash, non-current	927	927
Total cash, cash equivalents and restricted cash	$52,688	$96,545

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

Recently Adopted Accounting Guidance

In August 2020, the FASB issued ASU No. 2020-06, Debt, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. The ASU also simplifies the accounting for convertible instruments by removing the beneficial conversion feature and cash conversion feature separation models. This ASU may be applied on a full retrospective or modified retrospective basis. This ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2023 and all other public entities, this ASU is effective for fiscal years beginning after December 15, 2021. Early adoption permitted. The Company has adopted this ASU in fiscal year 2024. The Company has determined this ASU does not materially impact its financial position and results of operations.

3. Fair Value Measurements and Financial Instruments

The following table presents the Company’s fair value hierarchy for its asset items that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$39,348	$—	$—	39,348
U.S. government securities	—	4,988	—	4,988
Total cash equivalents	$39,348	$4,988	$—	$44,336
Marketable securities
U.S. government securities	—	7,224	—	7,224
Corporate bonds	—	42,660	—	42,660
Total marketable securities	$—	$49,884	$—	$49,884
Restricted cash (non-current)	927	—	—	927
Total	$40,275	$54,872	$—	$95,147

	Fair Value Measurement at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$41,649	$—	$—	$41,649
U.S. government securities	—	1,997	—	$1,997
Corporate bonds	—	2,577	—	$2,577
Total cash equivalents	$41,649	$4,574	$—	$46,223
Marketable securities
U.S. government securities		$21,149		$21,149
Corporate bonds		$44,799		$44,799
Total marketable securities	$—	$65,948	$—	$65,948
Restricted cash (non-current)	927	—	—	927
Total	$42,576	$70,522	$—	$113,098

Marketable securities

The following table summarizes the Company’s marketable securities as of March 31, 2024 (in thousands):

	At March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$7,231	$—	$(7)	$7,224
Corporate bonds	$42,683	7	(30)	42,660
Total	$49,914	$7	$(37)	$49,884

	At December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$21,146	$5	$(2)	$21,149
Corporate bonds	$44,807	31	(39)	44,799
Total	$65,953	$36	$(41)	$65,948

The contractual maturity dates of the Company’s marketable securities are less than one year.

As of March 31, 2024, the Company held 20 securities, 15 of which were in an unrealized loss position. The Company did not recognize any credit losses during the three months ended March 31, 2024 and 2023. Additionally, there were no realized gains or losses on marketable securities for the three months ended March 31, 2024 and 2023.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Research and development	$1,619	$1,563
Other receivables	1,076	1,137
Business insurance	874	122
Interest receivable	419	348
Other	910	797
Total	$4,898	$3,967

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Research and development	$3,645	$3,278
Payroll and employee related	1,351	4,208
Professional fees	787	1,000
Other	392	324
Total	$6,175	$8,810

6. Stock-Based Compensation

2020 Equity Incentive Plan

The Company's 2020 Equity Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. As of March 31, 2024, 2,411,262 options were outstanding under the 2020 Plan.

2021 Stock Option and Incentive Plan

The Company's 2021 Stock Option and Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. On January 1, 2024, the shares reserved for future grants under the 2021 Plan increased by 1,794,235 pursuant to the 2021 Plan Evergreen Provision. In March of 2024, as part of the Company's annual grant of equity, the Company granted 1,786,100 stock options to employees. As of March 31, 2024, 5,272,355 options were outstanding under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company's 2021 Employee Stock Purchase Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. There was no increase to the shares reserved for future grants under the 2021 ESPP in January 2024. As of March 31, 2024, a total of 572,254 shares of common stock were reserved for issuance under this plan. No stock-based compensation expense was recognized during the three months ended March 31, 2024 related to the 2021 ESPP.

Inducement Awards

The Company also maintains an inducement award program that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the three months ended March 31, 2024, the Company granted 330,000 options to purchase shares of the Company's common stock to new hires as inducements material to such employees entering into employment with the Company, of which 330,000 options remained outstanding as of March 31, 2024.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2.3 million and $1.7 million during the three months ended March 31, 2024 and March 31, 2023, respectively. Stock-based compensation expense was classified as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$779	$686
General and administrative	1,533	1,048
Total stock-based compensation	$2,312	$1,734

At March 31, 2024, there was approximately $23.1 million unrecognized stock-based compensation expense related to unvested options, which is expected to be recognized over a weighted-average period of 2.76 years. At March 31, 2024, there was approximately $12 thousand unrecognized stock-based compensation expense related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 0.08 years.

7. Common Stock

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board. During each of the three months ended March 31, 2024 and 2023, no dividends have been declared or paid.

At-the-Market Facility

In March 2023, the Company established an at-the-market, or ATM, equity offering program pursuant to which it was able to offer and sell up to $100.0 million of its common stock at the then current market price from time to time. Through March 31, 2024, the Company sold 1,699,600 shares of common stock under this program with net proceeds, after deducting commissions and other offering expenses, of $5.2 million.

Pre-funded Warrants

In connection with the Private Placement, the Company issued pre-funded warrants to purchase up to an aggregate of 2,980,889 shares of common stock at a purchase price of $7.2999 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock, is immediately exercisable and will remain exercisable until exercised in full. The pre-funded warrants have no expiration date and the price of the pre-funded warrants does not include any discounts. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of March 31, 2024, no pre-funded warrants were exercised.

The Company has reserved the following number of shares of common stock for the exercise of outstanding stock options and future issuance of stock-based awards.

	March 31, 2024	December 31, 2023
Common stock options	8,013,617	6,208,874
Pre-funded warrants	2,980,889	2,980,889
Shares available for issuance under the 2021 Plan	1,796,172	1,160,388
Shares available for issuance under the 2021 ESPP	572,254	572,254
Total common stock reserved for future issuance	13,362,932	10,922,405

8. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(19,940)	$(19,795)
Denominator:
Weighted-average common shares outstanding, basic and diluted	39,864,111	38,546,012
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.51)

Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2024 and March 31, 2023 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share.

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

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock – service based	7,802,988	5,663,587
Options to purchase common stock – performance based	210,629	210,629
Unvested restricted common stock	9,768	68,364
Total	8,023,385	5,942,580

9. Leases

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

Watertown, MA Lease

In September 2021, the Company entered into a lease for laboratory and office space in Watertown, Massachusetts with an initial term of ten years from the term commencement date of December 2022, and a five-year renewal option. The lease commenced for accounting purposes in the January 2023 when the leased space was made available for the Company’s use. As of the lease commencement date, the Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The monthly lease payment is approximately $0.2 million with annual escalation of approximately 3%. The lease includes a $3.7 million construction allowance. At the lease commencement date, the Company recorded an initial lease liability of $14.3 million and a right-of-use asset of $17.3 million.

The components of lease expense for the three months ended March 31, 2024 were $0.6 million in operating lease expense and $0.3 million in variable lease expense. Variable lease expense generally includes common area maintenance, utilities, and property taxes.

At March 31, 2024, the weighted-average remaining lease terms related to the operating lease is 8.7 years.

The weighted-average discount rates used for the Watertown lease at the time that the lease was evaluated was 7.57%.

Future minimum lease payments due under the Company’s operating lease liabilities as of March 31, 2024 are as follows:

Operating Leases
2024	1,433
2025	1,968
2026	2,027
2027	2,088
2028 and thereafter	11,269
Total lease payments	18,785
Less: imputed interest	(5,155)
Total future minimum lease payments	$13,630

10. Related Party Transactions

Atlas

The Company entered into various lease agreements with Atlas Venture Fund XII, L.P., a principal stockholder of the Company, and incurred lease costs of $43 thousand for the three months ended March 31, 2023. The lease payments are included in general and administrative expenses for office space and research and development expenses for lab space in the condensed consolidated statements of operations and comprehensive loss. The Company terminated the lease for the laboratory space as of February 28, 2023 due to the Company's move to Watertown, Massachusetts, and therefore had no operating lease right-of-use asset or lease liability recorded as of and after March 31, 2023.

11. Commitments and Contingencies

License Agreement

The Company has a license agreement with Amgen (see Note 12 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

Letter of Credit

In September 2021, in connection with the Watertown, Massachusetts lease, the Company entered into a $0.9 million standby letter of credit which initially expired on September 10, 2022 and automatically renews for subsequent annual periods through December 2032. Remittance of funds from the letter of credit was not probable and the full amount was available as of March 31, 2024. The Company did not recognize a liability in the condensed consolidated balance sheet.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenses will be incurred and can be reasonably estimated. As of March 31, 2024, the Company does not have any significant legal disputes that require a loss liability to be recorded.

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are discretionary and contributions in the amount of $0.2 million were made during the three months ended March 31, 2024.

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

12. Subsequent Events

Repricing of Outstanding Stock Options

On May 3, 2024 (the “Effective Date”), the Company’s board of directors approved a stock option repricing. The repricing was undertaken in accordance with the terms of the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”). As of the Effective Date, the repricing applies to all outstanding options to purchase shares of the Company’s common stock granted under the 2021 Plan prior to January 1, 2024 held by current employees, including executive officers, and non-employee directors of the Company, to the extent such options have an exercise price in excess of $3.03, the closing trading price of the Company’s common stock on the Nasdaq Global Select Market on the Effective Date.

Under the terms of the option repricing, a repriced option will revert to its original exercise price if exercised during the Retention Period. The “Retention Period” commenced on the Effective Date and ends upon the earliest of (i) the one-year anniversary of the Effective Date, (ii) a Sale Event (as defined in the 2021 Plan), (iii) the termination of the optionholder’s Service Relationship (as defined in the 2021 Plan) by the Company other than for Cause (as defined in the 2021 Plan) or due to the optionholder’s death or disability, and (iv) for optionholders who are eligible for severance benefits upon a termination of employment by the optionholder for Good Reason (as defined in the applicable optionholder’s employment agreement or offer letter with the Company), the termination of the optionholder’s Service Relationship for Good Reason.

The repricing does not change the number of shares, the vesting schedule, or the expiration date of the repriced options.

The Company is in the process of evaluating the accounting for the repricing and will disclose this impact in its Quarterly Report on Form 10-Q for the second quarter of fiscal year 2024.

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

Overview

We are a clinical-stage biotechnology company dedicated to improving the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia. Microglia are the sentinel immune cells of the brain and play a critical role in maintaining central nervous system (CNS) health and responding to damage caused by disease. Leveraging recent research implicating microglial dysfunction in neurodegenerative diseases, we utilize a precision medicine approach to develop a pipeline of therapeutic candidates, initially addressing genetically defined patient subpopulations, that we believe will activate and restore microglial function. Our first therapeutic candidates are designed to activate Triggering Receptor Expressed on Myeloid Cells 2 (TREM2), a key microglial receptor protein that mediates responses to environmental signals in order to maintain brain health and whose dysfunction is linked to neurodegeneration. We have two clinical programs that are designed to target TREM2. Our lead clinical candidate, iluzanebart (VGL101), is a fully human monoclonal antibody (mAb) TREM2 agonist that is currently being studied in a Phase 2 proof-of-concept (PoC) trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP), a rare and fatal neurodegenerative disease. Our second clinical candidate, VG-3927, is an orally-available small molecule TREM2 agonist that we plan to evaluate for the potential treatment of Alzheimer’s disease (AD), initially exploring a biomarker response of VG-3927 in genetically defined subpopulations of AD. VG-3927 is currently being evaluated in a Phase 1 clinical trial in healthy volunteers.

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

In November 2023, we reported interim data from the ongoing Phase 2 IGNITE trial from the first 6 patients following 6 months of treatment with 20 mg/kg of iluzanebart. These data further supported the favorable safety, tolerability, pharmacokinetics (PK) and pharmacodynamics (PD) profile of iluzanebart previously demonstrated in the Phase 1 SAD/MAD trial of iluzanebart in healthy volunteers. Importantly, iluzanebart demonstrated clear target engagement as measured by changes in sTREM2, sCSF1R, and osteopontin in cerebral spinal fluid (CSF). Individual ALSP patients treated with iluzanebart also demonstrated directionally supportive changes in magnetic resonance imaging (MRI) and neurofilament light chain (NfL) biomarkers. Enrollment for the Phase 2 IGNITE clinical trial was completed in March 2024 with 20 patients enrolled in the trial, exceeding the initially planned 15 patients. The next data analysis from the Phase 2 IGNITE trial is planned for the third quarter of 2024 at which time we expect to provide 12-month follow-up data from patients in the 20 mg/kg dose cohort and data from patients in the 40 mg/kg dose cohort who have completed 6 months.

In addition to IGNITE, we are also conducting ILLUMINATE, a natural history study of symptomatic and prodromal carriers of CSF1R mutations that are pathogenic for ALSP. We define individuals as being symptomatic if they have three or more characteristic clinical symptoms of ALSP or as being prodromal if they have early MRI evidence of ALSP and less than three clinical symptoms. The purpose of this study is to better characterize disease progression and inform our clinical trial design. The ILLUMINATE study is focused on understanding MRI findings and certain fluid biomarker levels in symptomatic ALSP participants and the potential for those biomarkers to act as measurable descriptors of ALSP disease pathophysiology and progression. In November 2023, we reported findings from the ongoing ILLUMINATE study. These results provided critical insights on MRI and fluid biomarkers and how they present in ALSP. Specifically, soluble CSF1R (sCSF1R) levels were altered in both prodromal and symptomatic ALSP patients, positioning this measure as an emerging biomarker of ALSP disease pathology. Similarly, NfL levels were highly elevated in symptomatic ALSP patients, suggesting this biomarker may be useful in characterizing active neurodegeneration in ALSP. These data also showed that MRI measurements on ventricular volume and gray matter volume are also emerging as measurable indicators of disease progression. Based on 12-month data from ILLUMINATE we have also observed a correlation between MRI biomarkers and cognitive changes.

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

In addition to iluzanebart, we are developing VG-3927, our orally available small molecule TREM2 agonist for the treatment of common neurodegenerative diseases associated with microglial dysfunction, with initial development for the treatment of AD. Genome wide association studies (GWAS) have shown that a specific mutation in a TREM2 variant (R47H) is one of the strongest genetic risk factors for AD, second in magnitude only to that associated with the apolipoprotein E4 (ApoE4) genotype. Our precision medicine strategy in AD is to initially explore a biomarker response of VG-3927 in genetically defined AD subpopulations, including those carrying TREM2 and other variants. Our small molecule candidate VG-3927 has a different mechanism of action and binds to a different site than iluzanebart, providing potential optionality in positioning VG-3927 in different patient populations and potential differentiation from TREM2 antibody therapeutics. VG-3927 has been shown preclinically to be a highly active, selective and brain-penetrant small molecule TREM2 agonist and is designed to act as a molecular glue that potentiates the TREM2 signaling response to natural damage ligands. In preclinical testing, VG-3927 demonstrated on-target TREM2 activation across both common and rare TREM2 variants. Our Phase 1 clinical trial evaluating VG-3927 in healthy volunteers is proceeding with a partial clinical hold from the FDA related to maximum exposure limit. We are working with the FDA to address the partial clinical hold. Based on preclinical studies, we believe that the maximum exposure limit exceeds the predicted efficacious dose of VG-3927, and we do not currently anticipate any delay in the current development plans for VG-3927. In May 2024, we initiated an additional trial site in Australia to maintain optionality for our Phase 1 clinical trial. We plan to report an interim Phase 1 data readout for VG-3927 in healthy volunteers in mid-2024.

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

Recent Developments

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have raised approximately $318.3 million in gross proceeds primarily from equity offerings, including $140.0 million from convertible preferred stock, $98.0 million from our initial public offering (IPO) of our common stock, $53.2 million in private placement sales of our common stock, $21.8 million from the sale of pre-funded warrants, and $5.3 million from at-the-market, or ATM, offerings. As of March 31, 2024, we had $101.6 million of cash, cash equivalents, and marketable securities.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current therapeutic candidates or any future therapeutic candidates. Our accumulated deficit was $222.8 million at December 31, 2023 and $242.7 million at March 31, 2024, respectively. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future therapeutic candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Direct, external research and development expenses by program:
Iluzanebart	$3,678	$4,007
Small molecule TREM2	3,710	4,378
Unallocated research and development expenses:
External costs and other	884	493
Facilities, personnel-related, and other	6,054	4,956
Total research and development expenses	$14,326	$13,834

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

General and Administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for personnel in executive, accounting, business development, legal, human resources and other administrative functions. General and administrative expenses also include corporate facility costs not otherwise included in research and development expenses, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, not otherwise included in research and development expenses, as well as professional fees for legal, consulting, investor and public relations, accounting and audit services.

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

Other Income (Expense)

Interest Income, net

Interest income, net primarily consists of interest earned from our cash, cash equivalents, and marketable securities. Our interest income has increased slightly since investing our cash in marketable securities during the first quarter of 2023.

Other Expense, net

Other expense, net primarily consists of gains and losses from the remeasurement of foreign currency transactions into our functional currency.

Results of Operations

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 compared with three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Change
	($ in thousands)
Operating expenses:
Research and development	$14,326	$13,834	$492
General and administrative	7,089	6,941	148
Total operating expenses	21,415	20,775	640
Loss from operations	(21,415)	(20,775)	(640)
Other income (expense):
Interest income	1,477	985	492
Other income (expense), net	(2)	(5)	3
Total other income, net	1,475	980	495
Net loss	$(19,940)	$(19,795)	$(145)

Research and Development Expenses

Research and development expenses were $14.3 million for the three months ended March 31, 2024, as compared to $13.8 million for the three months ended March 31, 2023. The increase of $0.5 million consisted primarily of the following:

•
$1.1 million of facilities, personnel-related and other expenses, of which $0.9 million related to personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.1 million, and $0.2 million in facilities related expenses, including lease expenses; and

The increase in research and development expenses were partially offset by decreases of $0.7 million of small molecule TREM2 agonist program expenses, which was primarily driven by a decrease in pre-clinical expenses and CMC related expenses. These decreases were partially offset by an increase in clinical expenses.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the three months ended March 31, 2024, as compared to $6.9 million for the three months ended March 31, 2023. The increase of $0.2 million consisted primarily of the following:

•
$1.1 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.5 million.

The increase in general and administrative expenses were partially offset by decreases of $0.7 million of professional expenses, $0.1 million decrease in business insurance expense, and $0.1 million decrease in facilities related expenses.

Interest Income, net

Interest income, net was $1.5 million for the three months ended March 31, 2024, as compared to $1.0 million for the three months ended March 31, 2023. The increase of $0.5 million consists of interest earned from our cash, cash equivalents, and marketable securities since we began investing our cash in marketable securities during the first quarter of 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our therapeutic candidates. Since our inception through March 31, 2024, we have funded our operations primarily with net proceeds from sales of our convertible preferred stock and common stock totaling gross proceeds of approximately $318.3 million. As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $101.6 million.

During the first quarter in 2024, we sold 1,699,600 shares of common stock under our Open Market Sales Agreement, or the Sales Agreement, at an average price of $3.14 per share, for net proceeds after deducting commissions and other offering expenses of $5.2 million.

Based on our current operating plan, we expect our current cash, cash equivalents, and marketable securities will be sufficient to fund our planned operating expenses and capital expenditures into the second half of 2025.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net cash used in operating activities	$(21,881)	$(22,186)
Net cash provided (used) by investing activities	16,466	(69,004)
Net cash provided by financing activities	5,184	203
Net increase in cash, cash equivalents and restricted cash	$(231)	$(90,987)

Operating Activities

During the three months ended March 31, 2024, operating activities consisted primarily of our net loss of $19.9 million, $0.4 million amortization of premium/discount on marketable securities, and $4.3 million of changes in operating assets and liabilities. This was partially offset by $2.3 million stock-based compensation expense, $0.3 million change in non-cash operating lease expenses, and $0.1 million of depreciation and amortization. The net loss primarily consisted of $14.3 million of research and development expenses and $7.1 million of general and administrative expenses, partially offset by $1.5 million in interest income, net.

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

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities consisted of $16.5 million of proceeds from sales and maturities of marketable securities.

During the three months ended March 31, 2023, net cash used by investing activities consisted of $68.5 million of purchases of marketable securities.

Financing Activities

During the three months ended March 31, 2024, net cash provided from financing activities consisted of $5.2 million in proceeds from issuance of common stock, net of offering costs.

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

Contractual Obligations and Commitments

There have been no other material changes to the contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Recently Issued Accounting Pronouncements

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any, or any significant revenue. Our net loss was $19.9 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $242.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or potentially receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

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

On March 21, 2023, we filed a Registration Statement on Form S-3, as amended (the 2023 Shelf) with the SEC, which was declared effective on March 30, 2023 (File No. 333-270710) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (the Sales Agent) to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2023 Shelf and subject to the limitations thereof. Under the terms of the Sale Agreement, we agreed to pay the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sale Agreement. As of May 7, 2024, we have sold 1,699,600 shares of common stock under the ATM program and received aggregate net proceeds of $5.2 million. As of May 7, 2024, approximately $94.7 million of our common stock remained available for issuance under our ATM program.

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

We currently conduct and in the future may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so with different dosing regimens. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where, on one hand, patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. On the other hand, patients who know that they are receiving an experimental treatment may expect and report negative outcomes, which may influence the reporting of adverse events during an open-label trial. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. In any event, results from an open-label trial may not be predictive of future clinical trial results, including blinded and/or controlled trials, that test any of our therapeutic candidates.

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
•
failure by physicians to adhere to study protocols leading to variable results;
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

In July 2020, we acquired an exclusive, royalty-bearing license to certain intellectual property rights owned or controlled by Amgen, to commercially develop, manufacture, use, distribute and sell therapeutic products containing compounds that bind to TREM2 (the Amgen Agreement). Under the Amgen Agreement, in consideration for the license, we made an upfront payment of $500,000 and also issued 6,928,566 shares of our Series A preferred stock to Amgen at the time of the initial closing with a subsequent 1,963,093 shares of our Series A preferred stock issued at the time of the milestone closing. As additional consideration for the license, we are required to pay Amgen up to $80.0 million in the aggregate upon the achievement of specified regulatory milestones for the first monoclonal antibody TREM2 agonist (mAb) product and the first small molecule TREM2 agonist product and aggregate milestone payments of up to $350.0 million upon the achievement of specific commercial milestones across all such mAb products and small molecule products. No regulatory or commercial milestones have been achieved to date under the license agreement. We are also required to pay tiered royalties of low to mid-single-digit percentages on annual net sales of the products covered by the license. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition. For more information on the terms of the license agreement with Amgen, see Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

We depend, and may continue to depend, on single-source suppliers for some of the components and materials used in the therapeutic candidates we are developing. For example, we currently rely on a master services agreement with FUJIFILM (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) pursuant to which FUJIFILM is the sole provider to us of certain research, development, testing and manufacturing services for certain of our product candidates, including iluzanebart (the FUJIFILM Agreement). In the event the FUJIFILM Agreement is terminated, our ability to meet the desired clinical development timelines may be materially impacted and our business will be implicated. We cannot ensure that any of our suppliers or service providers will remain in business, have sufficient capacity or supply to meet our needs or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes and finished goods could expose us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. These vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption in supply from any single-source supplier or service provider could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects.

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

To obtain a marketing authorization for a product in the EU, an applicant must submit a marketing authorization application either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). We anticipate that the centralized procedure will be mandatory for the product candidates we are developing. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). For more information, please see “Business – Government Regulation – Marketing Authorization” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Although we do not currently have any drugs on the market, our current and future operations are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of iluzanebart, VG-3927 and future therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute iluzanebart, VG-3927 and future therapeutic candidates for which we obtain marketing approval. For more information regarding the risks related to these laws and regulations please see “Business – Government Regulation – Other Healthcare Laws.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government- paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the ACA and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business – Government Regulation – Healthcare Reform” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our therapeutic candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information please see “Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

To induce valuable employees to remain at our company, in addition to salary, benefits, and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. For example, employment of our key employees is at-will, which means that any of our employees could leave our employment at any time, with or without notice. To provide added incentives to retain and motivate key contributors, our board of directors recently approved a stock option repricing in May 2024. Despite this, we may have difficulty retaining key personnel, which could adversely affect our business and further development of our product candidates.

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

As of April 30, 2024, we had 65 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receive marketing approval, sales, marketing and distribution. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including identifying, recruiting, integrating, maintaining and motivating additional employees and managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 54% of our outstanding voting stock as of April 30, 2024 based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. As of May 7, 2024, we have sold 1,699,600 shares of common stock under our ATM facility. Additionally, pursuant to our 2021 Stock Option and Incentive Plan (2021 Plan), our management is authorized to grant stock options to our employees, directors and consultants. Unless the administrator of the 2021 Plan elects otherwise, the number of shares reserved under our 2021 Plan increases annually by up to five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 and our stockholders will experience additional dilution, which could cause our stock price to fall. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

The administrator of the 2021 Plan is authorized to exercise its discretion to effect the repricing of stock options and stock appreciation rights and there may be adverse consequences to our business if the administrator of the 2021 Plan exercises such discretion.

Pursuant to our 2021 Plan, we are authorized to grant equity awards, including stock options and stock appreciation rights, to our employees, directors and consultants. The compensation committee is the administrator of the 2021 Plan and is authorized to exercise its discretion to reduce the exercise price of stock options or stock appreciation rights or effect the repricing of such awards. To provide added incentives to retain and motivate key contributors, our board of directors approved a stock option repricing in May 2024. As a result of such repricing, certain proxy advisory firms or institutional investors may be unsupportive of such actions and publicly criticize our compensation practices, and proxy advisory firms may recommend an “against” or “withhold” vote for members of our compensation committee. In addition, if we are required to hold an advisory vote on named executive officer compensation (known as the “say-on-pay” vote) at the time of, or subsequent to, any such repricing, it is likely that proxy advisory firms would issue an “against” recommendation on our say on pay vote and institutional investors may not be supportive of our say-on-pay vote. If proxy advisory firms or institutional investors are successful in aligning their views with our broader stockholder base and we are required to make changes to the composition of our board and its committees, or if we need to make material changes to our compensation and corporate governance practices, our business might be disrupted and our stock price might be negatively impacted. Even if we are able to successfully rationalize the exercise of such discretionary power, defending against any “against” or “withhold” recommendation for members of our compensation committee, any “against” recommendation on our say on pay vote or public criticism could be distracting to management, and responding to such positions from such firms or investors, even if remedied, can be costly and time-consuming.

In addition, as a result of the May 2024 stock option repricing, even absent negative reactions from proxy advisory firms and institutional investors, we could incur significant costs, including accounting and administrative costs and attorneys’ fees. We may also be required to recognize incremental compensation expense as a result of such repricing. These actions could cause our stock price to decrease and experience periods of increased volatility, which could result in material adverse consequences to our business.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Repricing of Outstanding Stock Options

On May 3, 2024 (the “Effective Date”), in order to support retention within the Company in an increasingly competitive market, the Company’s board of directors approved a stock option repricing. The repricing was undertaken in accordance with, and as permitted by, the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”). As of the Effective Date, the repricing applies to all outstanding options to purchase shares of the Company’s common stock granted under the 2021 Plan prior to January 1, 2024 that are held by current employees, including executive officers, and non-employee directors of the Company, to the extent such options have an exercise price in excess of $3.03, the closing trading price of the Company’s common stock on the Nasdaq Global Select Market on the Effective Date.

As of the Effective Date, all such options were repriced such that the exercise price per share was reduced to $3.03, provided that the original exercise price will apply to stock option exercises during the Retention Period. The “Retention Period” commenced on the Effective Date and ends upon the earliest of (i) the one-year anniversary of the Effective Date, (ii) a Sale Event (as defined in the 2021 Plan), (iii) the termination of the optionholder’s Service Relationship (as defined in the 2021 Plan) by the Company other than for Cause (as defined in the 2021 Plan) or due to the optionholder’s death or disability, and (iv) for optionholders who are eligible for severance benefits upon a termination of employment by the optionholder for Good Reason (as defined in the applicable optionholder’s employment agreement or offer letter with the Company), the termination of the optionholder’s Service Relationship for Good Reason.

The repricing does not change the number of shares, the vesting schedule, or the expiration date of the repriced options.

The Company’s board of directors unanimously approved the repricing after careful consideration with the Company’s independent compensation consulting firm and outside legal counsel. The board of directors effectuated the repricing to realign the value of the repriced options with their intended purpose, which is to retain and motivate employees and non-employee directors to continue to work in the best interests of the Company and its stockholders, without the Company’s stockholder’s incurring the stock dilution that would result from significant additional equity grants and without having to expend significant additional cash resources on cash incentive payments. To further ensure appropriate alignment of incentives, the original exercise price of the options will continue to apply during the Retention Period.

Prior to the repricing, approximately 90% of the Company’s outstanding stock options, including all of the repriced options, were underwater, with exercise prices in excess of the closing price of the Company’s common stock on the Effective Date. Following the repricing, approximately 45% of the Company’s outstanding stock options remained underwater on the Effective Date.

The Company is in the process of evaluating the accounting for the repricing in the Company’s condensed consolidated financial statements.

Item 6. Exhibits

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 001-41200) filed on January 11, 2022).

3.2	Amended and Restated Bylaws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K (File No. 001-41200) filed on January 11, 2022).

10.1*#	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Vigil Neuroscience, Inc.

Date: May 7, 2024	By:	/s/ Ivana Magovčević-Liebisch
Ivana Magovčević-Liebisch, PhD, JD
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)