Form 10-Q
period 2024-06-30
Vigil Neuroscience, Inc.
filed 2024-08-13
CIK 1827087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2024 was 39,647,533, par value $0.0001 per share.

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
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of any Investigational New Drug applications, or INDs, accelerated approval pathway applications, and final U.S. Food and Drug Administration, or FDA, approval of our current product candidates or any future product candidates;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$37,312	$51,992
Marketable securities	49,362	65,948
Prepaid expenses and other current assets	3,542	3,967
Total current assets	90,216	121,907
Property and equipment, net	1,535	1,745
Operating lease right-of-use assets	15,452	16,147
Financing lease right-of-use assets	39	49
Restricted cash	927	927
Other assets	295	83
Total assets	$108,464	$140,858
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,418	$1,946
Accrued expenses and other current liabilities	8,368	8,810
Operating lease liabilities	969	905
Total current liabilities	10,755	11,661
Operating lease liabilities, net of current portion	12,437	12,945
Total liabilities	23,192	24,606
Commitments and contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 0 share issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2024 and December 30, 2023; 37,633,635 shares issued as of June 30, 2024 and 35,929,035 shares issued as of December 31, 2023; and 37,589,312 shares outstanding as of June 30, 2024 and 35,884,712 shares outstanding as of December 31, 2023	4	4
Additional paid-in capital	349,233	339,025
Accumulated other comprehensive income (loss)	(26)	(5)
Accumulated deficit	(263,939)	(222,772)
Total stockholders’ equity	85,272	116,252
Total liabilities and stockholders’ equity	$108,464	$140,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development (1)	$15,540	$14,903	$29,866	$28,737
General and administrative	6,938	7,010	14,027	13,951
Total operating expenses	22,478	21,913	43,893	42,688
Loss from operations	(22,478)	(21,913)	(43,893)	(42,688)
Other income (expense):
Interest income, net	1,254	1,746	2,731	2,731
Other income (expense), net	(3)	(7)	(5)	(12)
Total other income, net	1,251	1,739	2,726	2,719
Net loss	$(21,227)	$(20,174)	$(41,167)	$(39,969)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.52)	$(1.02)	$(1.04)
Weighted-average common shares outstanding, basic and diluted	40,564,580	38,657,205	40,214,345	38,601,916
Comprehensive loss:
Net loss	$(21,227)	$(20,174)	$(41,167)	$(39,969)
Unrealized gain (loss) on available for sale securities	4	(176)	(21)	(70)
Total comprehensive loss	$(21,223)	$(20,350)	$(41,188)	$(40,039)

(1)
Includes related party amounts of $0 for the three and six months ended June 30, 2024, and $7 and $50 for the three and six months ended June 30, 2023 (see Note 10).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	35,620,335	$4	$329,211	$—	$(140,134)	$189,081
Exercise of stock options	45,449	—	214	—	—	214
Stock-based compensation	—	—	1,734	—	—	1,734
Unrealized gain (loss) on available for sale securities	—	—	—	106	—	106
Net loss	—	—	—	—	(19,795)	(19,795)
Balances at March 31, 2023	35,665,784	$4	$331,159	$106	$(159,929)	$171,340
Exercise of stock options	195,930	—	589	—	—	589
Stock-based compensation	—	—	2,257	—	—	2,257
Unrealized gain (loss) on available for sale securities	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	(20,174)	(20,174)
Balances at June 30, 2023	35,861,714	$4	$334,005	$(70)	$(180,103)	$153,836

Balances at December 31, 2023	35,884,712	$4	$339,025	$(5)	$(222,772)	$116,252
Issuance of common stock, net of issuance costs	1,699,600	—	5,183	—	—	5,183
Stock-based compensation	—	—	2,312	—	—	2,312
Unrealized gain (loss) on available for sale securities	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(19,940)	(19,940)
Balances at March 31, 2024	37,584,312	$4	$346,520	$(30)	$(242,712)	$103,782
Exercise of stock options	5,000	—	9	—	—	9
Stock-based compensation	—	—	2,704	—	—	2,704
Unrealized gain (loss) on available for sale securities	—	—	—	4	—	4
Net loss	—	—	—	—	(21,227)	(21,227)
Balances at June 30, 2024	37,589,312	$4	$349,233	$(26)	$(263,939)	$85,272

The accompanying notes are an integral part of these condensed consolidated financial statements

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(41,167)	$(39,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,016	3,991
Non-cash operating lease expense	695	681
Depreciation and amortization	226	176
Amortization of premium/discount on marketable securities	(949)	(1,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	425	2,593
Other non-current assets	(32)	—
Accounts payable	(547)	419
Accrued expenses and other current liabilities	(606)	(4,193)
Operating lease liabilities	(444)	(237)
Net cash used in operating activities	(37,383)	(37,539)
Cash flows from investing activities:
Purchases of marketable securities	(30,845)	(102,493)
Proceeds from sales and maturities of marketable securities	48,360	12,000
Purchases of property and equipment	(5)	(614)
Net cash provided (used) by investing activities	17,510	(91,107)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	5,184	—
Payments of finance lease obligations	—	(21)
Proceeds from stock options exercised	9	803
Net cash provided by financing activities	5,193	782
Net change in cash and cash equivalents	(14,680)	(127,864)
Cash, cash equivalents and restricted cash at beginning of period	52,919	187,532
Cash, cash equivalents and restricted cash at end of period	$38,239	$59,668
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$14,292
Prepaid rent reclassified to right-of-use assets	$—	$2,887
Deferred offering costs included in accounts payable and accrued expenses	$181	$—

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

Liquidity

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2024, the Company had cash, cash equivalents, and marketable securities of $86.7 million and an accumulated deficit of $263.9 million.

On March 21, 2023, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock, through the Agent, as its sales agent. As of June 30, 2024, the Company sold 1,699,600 shares of common stock under the Sales Agreement at an average price of $3.14 per share, for net proceeds after deducting commissions and other offering expenses of $5.2 million. On June 27, 2024, the Company entered into a Securities Purchase Agreement (SPA) with Aventis Inc., a wholly-owned subsidiary of Sanofi, a global healthcare and pharmaceutical company, (together with Aventis Inc., "Sanofi"), pursuant to which the Company agreed to issue an aggregate of 537,634 shares of Series A non-voting convertible preferred stock, each convertible into 10 shares of common stock, at an as-converted price of $7.44 per common share for gross proceeds of $40.0 million, which was received in July 2024. In connection with the Securities Purchase Agreement, the Company granted Genzyme Corporation, a wholly-owned subsidiary of Sanofi, the exclusive right of first negotiation (ROFN) for an exclusive license, grant or transfer of rights to research, develop, manufacture and commercialize the Company's small molecule TREM2 agonist program, including VG-3927. (see Note 12). Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its cash, cash equivalents, and marketable securities, together with the gross proceeds received from Sanofi in July 2024 noted above, will be sufficient to fund current operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities when purchased of three months or less that are readily convertible to known amounts of cash to be cash equivalents. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments. At June 30, 2024 and December 31, 2023, the Company’s cash equivalents were in money market funds and government securities. As of each balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the amounts reported in the condensed consolidated statement of cash flows (in thousands):

	June 30, 2024	June 30, 2023

Cash and cash equivalents	$37,312	$58,741
Restricted cash, non-current	927	927
Total cash, cash equivalents and restricted cash	$38,239	$59,668

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

3. Fair Value Measurements and Financial Instruments

The following table presents the Company’s fair value hierarchy for its asset items that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$29,243	$—	$—	29,243
U.S. government securities	—	2,997	—	2,997
Total cash equivalents	$29,243	$2,997	$—	$32,240
Marketable securities
U.S. government securities	—	22,966	—	22,966
Corporate bonds	—	26,396	—	26,396
Total marketable securities	$—	$49,362	$—	$49,362
Restricted cash (non-current)	927	—	—	927
Total	$30,170	$52,359	$—	$82,529

	Fair Value Measurement at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$41,649	$—	$—	$41,649
U.S. government securities	—	1,997	—	$1,997
Corporate bonds	—	2,577	—	$2,577
Total cash equivalents	$41,649	$4,574	$—	$46,223
Marketable securities
U.S. government securities		$21,149		$21,149
Corporate bonds		$44,799		$44,799
Total marketable securities	$—	$65,948	$—	$65,948
Restricted cash (non-current)	927	—	—	927
Total	$42,576	$70,522	$—	$113,098

Marketable securities

The following table summarizes the Company’s marketable securities as of June 30, 2024 (in thousands):

	At June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$22,972	$—	$(6)	$22,966
Corporate bonds	26,416	2	(22)	26,396
Total	$49,388	$2	$(28)	$49,362

	At December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$21,146	$5	$(2)	$21,149
Corporate bonds	44,807	31	(39)	44,799
Total	$65,953	$36	$(41)	$65,948

The contractual maturity dates of the Company’s marketable securities are less than one year.

As of June 30, 2024, the Company held 25 securities, 19 of which were in an unrealized loss position. The Company did not recognize any credit losses during the three and six months ended June 30, 2024 and 2023. Additionally, there were no realized gains or losses on marketable securities for the three and six months ended June 30, 2024 and 2023.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Research and development	$1,495	$1,563
Business insurance	578	122
Other receivables	344	1,137
Interest receivable	186	348
Other	939	797
Total	$3,542	$3,967

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Research and development	$4,826	$3,278
Payroll and employee related	2,249	4,208
Professional fees	1,153	1,000
Other	140	324
Total	$8,368	$8,810

6. Stock-Based Compensation

2020 Equity Incentive Plan

The Company's 2020 Equity Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. As of June 30, 2024, 2,326,256 options were outstanding under the 2020 Plan.

2021 Stock Option and Incentive Plan

The Company's 2021 Stock Option and Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. On January 1, 2024, the shares reserved for future grants under the 2021 Plan increased by 1,794,235 pursuant to the 2021 Plan Evergreen Provision. In March of 2024, as part of the Company's annual grant of equity, the Company granted 1,786,100 stock options to employees. As of June 30, 2024, 5,238,226 options were outstanding under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company's 2021 Employee Stock Purchase Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. There was no increase to the shares reserved for future grants under the 2021 ESPP in January 2024. As of June 30, 2024, a total of 572,254 shares of common stock were reserved for issuance under this plan. No stock-based compensation expense was recognized during the three and six months ended June 30, 2024 related to the 2021 ESPP.

Inducement Awards

The Company also maintains an inducement award program that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the six months ended June 30, 2024, the Company granted 330,000 options to purchase shares of the Company's common stock to new hires as inducements material to such employees entering into employment with the Company, of which 330,000 options remained outstanding as of June 30, 2024.

Stock Option Repricing

On May 3, 2024 (the "Effective Date"), the Company's Board of Directors approved a one-time stock option repricing (the "Option Repricing") for certain previously granted and still outstanding options held by the Company's employees and certain independent contractors. Pursuant to the Option Repricing, stock options granted under the Company's 2021 Stock Option and Incentive Plan prior to January 1, 2024, with an exercise price greater than $3.03 per share, were repriced to $3.03 per share, which was the closing trading price of the Company's common stock on the Nasdaq Global Market on the Effective Date.

Under the terms of the Option Repricing, a repriced option will revert to its original exercise price if, prior to the one-year anniversary of the Effective Date, (a) the option holder's employment is terminated by the Company with cause or by the option holder, or (b) the option is exercised. The repriced options otherwise retained their existing terms and conditions as set forth in the 2021 Stock Option and Incentive Plan. The Option Repricing resulted in $2.7 million of incremental stock compensation expense, which was calculated using the Black-Scholes option-pricing model. Of the incremental compensation cost, $0.2 million was recognized in the three months ended June 30, 2024, and $2.5 million will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2.7 million and $5.0 million during the three and six months ended June 30, 2024, respectively, and recorded $2.3 million and $4.0 million during the three and six months ended June 30, 2023, respectively. Stock-based compensation expense was classified as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$937	$891	$1,716	$1,577
General and administrative	1,767	1,366	3,300	2,414
Total stock-based compensation	$2,704	$2,257	$5,016	$3,991

At June 30, 2024, there was approximately $22.3 million unrecognized stock-based compensation expense related to unvested options, which is expected to be recognized over a weighted-average period of 2.61 years. At June 30, 2024, there was no unrecognized stock-based compensation expense related to unvested restricted stock.

7. Common Stock

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board. During each of the three and six months ended June 30, 2024 and 2023, no dividends have been declared or paid.

At-the-Market Facility

In March 2023, the Company established an at-the-market, or ATM, equity offering program pursuant to which it was able to offer and sell up to $100.0 million of its common stock at the then current market price from time to time. Through June 30, 2024, the Company sold 1,699,600 shares of common stock under this program with net proceeds, after deducting commissions and other offering expenses, of $5.2 million.

Pre-funded Warrants

In connection with the Private Placement, the Company issued pre-funded warrants to purchase up to an aggregate of 2,980,889 shares of common stock at a purchase price of $7.2999 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock, is immediately exercisable and will remain exercisable until exercised in full. The pre-funded warrants have no expiration date and the price of the pre-funded warrants does not include any discounts. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of June 30, 2024, no pre-funded warrants were exercised. In July 2024, 2,054,795 of the pre-funded warrants were exercised.

The Company has reserved the following number of shares of common stock for the exercise of outstanding stock options and future issuance of stock-based awards.

	June 30, 2024	December 31, 2023
Common stock options	7,894,482	6,208,874
Pre-funded warrants	2,980,889	2,980,889
Shares available for issuance under the 2021 Plan	1,910,307	1,160,388
Shares available for issuance under the 2021 ESPP	572,254	572,254
Total common stock reserved for future issuance	13,357,932	10,922,405

8. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(21,227)	$(20,174)	$(41,167)	$(39,969)
Denominator:
Weighted-average common shares outstanding, basic and diluted	40,564,580	38,657,205	40,214,345	38,601,916
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.52)	$(1.02)	$(1.04)

Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2024 and June 30, 2023 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share.

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

	As of June 30,
	2024	2023
Options to purchase common stock – service based	7,683,853	5,550,413
Options to purchase common stock – performance based	210,629	210,629
Unvested restricted common stock	—	53,715
Total	7,894,482	5,814,757

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

Operating lease expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2024 and $0.6 million and $1.1 million for the three and six months ended June 30 2023, respectively. Variable lease expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2024 and $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively. Variable lease expense generally includes common area maintenance, utilities, and property taxes.

At June 30, 2024, the weighted-average remaining lease terms related to the operating lease is 8.4 years.

The weighted-average discount rates used for the Watertown lease at the time that the lease was evaluated was 7.57%.

Future minimum lease payments due under the Company’s operating lease liabilities as of June 30, 2024 are as follows:

Operating Leases
2024	955
2025	1,968
2026	2,027
2027	2,088
2028 and thereafter	11,269
Total lease payments	18,307
Less: imputed interest	(4,901)
Total future minimum lease payments	$13,406

10. Related Party Transactions

Atlas

The Company entered into various lease agreements with Atlas Venture Fund XII, L.P., a principal stockholder of the Company, and incurred lease costs of $50 thousand for the six months ended June 30, 2023. The lease payments are included in general and administrative expenses for office space and research and development expenses for lab space in the condensed consolidated statements of operations and comprehensive loss. The Company terminated the lease for the laboratory space as of February 28, 2023 due to the Company's move to Watertown, Massachusetts, and therefore had no operating lease right-of-use asset or lease liability recorded as of and after March 31, 2023.

11. Commitments and Contingencies

License Agreement

The Company has a license agreement with Amgen (see Note 12 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

Letter of Credit

In September 2021, in connection with the Watertown, Massachusetts lease, the Company entered into a $0.9 million standby letter of credit which initially expired on September 10, 2022 and automatically renews for subsequent annual periods through December 2032. Remittance of funds from the letter of credit was not probable and the full amount was available as of June 30, 2024. The Company did not recognize a liability in the condensed consolidated balance sheet.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenses will be incurred and can be reasonably estimated. As of June 30, 2024, the Company does not have any significant legal disputes that require a loss liability to be recorded.

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are discretionary and contributions in the amount of $0.4 million and $0.3 million were made during the six months ended June 30, 2024 and 2023, respectively.

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

12. Subsequent Events

Issuance of Series A Non-Voting Convertible Preferred Stock

As referenced in Note 1, on June 27, 2024, the Company entered into the SPA with Sanofi. On the closing date of July 1, 2024, pursuant to the terms of the SPA, the Company issued an aggregate of 537,634 shares of Series A non-voting convertible preferred stock at an as-converted price of $7.44 per share (the “Private Placement”) for gross proceeds of $40.0 million. Each preferred share is convertible into ten shares of the Company’s common stock. The gross proceeds were offset by $0.4 million of issuance costs. The SPA restricts Sanofi’s ability to sell the Series A non-voting convertible preferred stock for ten months following the closing date, subject to customary exceptions for permitted transfers.

In connection with the Private Placement, the Company also granted Genzyme Corporation, a wholly-owned subsidiary of Sanofi, an exclusive right of first negotiation for an exclusive license, grant or transfer of rights to research, develop, manufacture and commercialize the Company’s small molecule TREM2 agonist program, including its clinical candidate, VG-3927.

The Company is in the process of evaluating the accounting for the SPA and will disclose this impact in its Quarterly Report on Form 10-Q for the third quarter of fiscal year 2024.

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

Overview

We are a clinical-stage biotechnology company dedicated to improving the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia. Microglia are the sentinel immune cells of the brain and play a critical role in maintaining central nervous system (CNS) health and responding to damage caused by disease. Leveraging recent research implicating microglial dysfunction in neurodegenerative diseases, we utilize a precision medicine approach to develop a pipeline of therapeutic candidates, initially addressing genetically defined patient subpopulations, that we believe will activate and restore microglial function. Our first therapeutic candidates are designed to activate Triggering Receptor Expressed on Myeloid Cells 2 (TREM2), a key microglial receptor protein that mediates responses to environmental signals in order to maintain brain health and whose dysfunction is linked to neurodegeneration. We have two clinical programs that are designed to target TREM2. Our lead clinical candidate, iluzanebart (VGL101), is a fully human monoclonal antibody (mAb) TREM2 agonist that is currently being studied in a Phase 2 clinical trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP), a rare and fatal neurodegenerative disease. Our second clinical candidate, VG-3927, is an orally-available small molecule TREM2 agonist that we plan to evaluate for the potential treatment of Alzheimer’s disease (AD). VG-3927 is currently being evaluated in a Phase 1 clinical trial in healthy volunteers. The Phase 1 trial also includes a cohort of AD patients, including some participants who carry TREM2 or other disease-related variants.

We believe that each therapeutic candidate in our pipeline has the potential to be developed for multiple neurodegenerative diseases. Our precision medicine approach focuses on indications where there are strong, genetic, mechanistic or biochemical associations to microglial dysfunction and then utilizes findings from these efforts to inform expansion into broader populations and additional indications of neurodegenerative diseases. We believe our strategy has the potential to mitigate downstream translational risk as we seek to advance our programs through early development and into the clinic. We believe this iterative, sequential approach is a key differentiator, potentially allowing us to generate clinical PoC efficiently and leverage our initial development programs as well as research by others, in pursuing additional neurodegenerative disease opportunities.

Our lead clinical candidate, iluzanebart, is currently being studied in IGNITE, a Phase 2 clinical trial and the first-ever interventional trial in ALSP patients. ALSP is a rare, inherited, autosomal dominant neurological disease with high penetrance. ALSP is caused by a loss-of-function mutation in the Colony Stimulating Factor 1 Receptor (CSF1R), a receptor that shares a common downstream signaling pathway with TREM2. Based on analysis from the UK BioBank genome sequencing data published in Neurology Genetics by Wade et al. (2024), we estimate the U.S. prevalence of ALSP to be approximately 19,000 with an estimated combined EU and UK prevalence of approximately 29,000. There are currently no approved therapies for ALSP, underscoring the unmet need for people living with this serious, rapidly progressing disease. The FDA has granted Fast Track designation and orphan drug designation for iluzanebart for the treatment of ALSP. The European Commission has also granted orphan drug designation for iluzanebart.

In November 2023, we reported interim data from the ongoing Phase 2 IGNITE trial from the first 6 patients following 6 months of treatment with 20 mg/kg of iluzanebart. These data further supported the favorable safety, tolerability, pharmacokinetics (PK) and pharmacodynamics (PD) profile of iluzanebart previously demonstrated in the Phase 1 single ascending dose (SAD)/multiple ascending dose (MAD) trial of iluzanebart in healthy volunteers. Importantly, iluzanebart demonstrated clear target engagement as measured by changes in soluble TREM2 (sTREM2), soluble CSF1R (sCSF1R), and osteopontin/secreted phosphoprotein 1 (SPP1) in cerebral spinal fluid (CSF). Individual ALSP patients treated with iluzanebart also demonstrated directionally supportive changes in magnetic resonance imaging (MRI) and neurofilament light chain (NfL) biomarkers. Enrollment for the Phase 2 IGNITE clinical trial was completed in March 2024 with 20 patients enrolled in the trial, exceeding the initially planned 15 patients. The final analysis from the Phase 2 IGNITE trial is planned for the first half of 2025 and will include data from all patients at 12-months dosed with either 20 mg/kg or 40 mg/kg of iluzanebart.

In addition to IGNITE, we are also conducting ILLUMINATE, a natural history study of symptomatic and prodromal carriers of CSF1R mutations that are pathogenic for ALSP. We define individuals as being symptomatic if they have three or more characteristic clinical symptoms of ALSP or as being prodromal if they have early MRI evidence of ALSP and less than three clinical symptoms. The purpose of this study is to better characterize disease progression and inform our clinical trial design. The ILLUMINATE study is focused on understanding MRI findings and certain fluid biomarker levels in symptomatic ALSP participants and the potential for those biomarkers to act as measurable descriptors of ALSP disease pathophysiology and progression. In November 2023, we reported findings from the ongoing ILLUMINATE study. These results provided critical insights on MRI and fluid biomarkers and how they present in ALSP. Specifically, sCSF1R levels were altered in both prodromal and symptomatic ALSP patients, positioning this measure as an emerging biomarker of ALSP disease pathology. Similarly, NfL levels were highly elevated in symptomatic ALSP patients, suggesting this biomarker may be useful in characterizing active neurodegeneration in ALSP. These data also showed that MRI measurements on ventricular volume and gray matter volume are also emerging as measurable indicators of disease progression. Based on 12-month data from ILLUMINATE we have also observed a correlation between MRI biomarkers and cognitive changes.

Engagement with our stakeholders, including patients and scientific and provider communities, is central to our approach in rare neurodegenerative diseases. We have established the world’s first patient-facing ALSP informational website to build disease awareness and actively support patient advocacy organizations. Through this work, we have created a strong global network of key opinion leaders (KOLs), centers of excellence, and genetic counseling practices that each treat ALSP patients and work with families affected by the disease. In May 2023, we launched ALSPAware, a program providing no-cost genetic testing to aid in the diagnosis as well as supportive counseling services. Developed with both patients and healthcare providers in mind, the program includes a no-cost single gene confirmatory test for individuals with a family history of ALSP, as well as a custom gene panel available for physicians to use in diagnosing late onset neurodegenerative diseases. Trained genetic counselors are available to facilitate testing and discuss results, and participants will have access to a range of specialized information and services created to support participants and their families.

In addition to iluzanebart, we are developing VG-3927, our orally available small molecule TREM2 agonist for the treatment of common neurodegenerative diseases associated with microglial dysfunction, with initial development for the treatment of AD. Genome wide association studies (GWAS) have shown that a specific mutation in a TREM2 variant (R47H) is one of the strongest genetic risk factors for AD, second in magnitude only to that associated with the apolipoprotein E4 (ApoE4) genotype. Our precision medicine strategy in AD is to initially explore a biomarker response of VG-3927 in AD patients, including some who carry TREM2 and other variants. Our small molecule candidate VG-3927 has a different mechanism of action and binds to a different site than iluzanebart, providing potential optionality in positioning VG-3927 in different patient populations and potential differentiation from TREM2 antibody therapeutics. VG-3927 has been shown preclinically to be a highly active, selective and brain-penetrant small molecule TREM2 agonist and is designed to act as a molecular glue that potentiates the TREM2 signaling response to natural damage ligands. In preclinical testing, VG-3927 demonstrated on-target TREM2 activation across both common and rare TREM2 variants.

In July 2024, we reported interim data from the ongoing Phase 1 SAD/MAD clinical trial evaluating VG-3927 in healthy volunteers. These data showed that the safety and tolerability profile observed in individual doses in six SAD and two MAD cohorts supports continued clinical development of VG-3927. In addition, VG-3927 demonstrated a predictable PK profile supportive of once-daily dosing. Importantly, in the SAD and MAD cohorts, VG-3927 achieved a robust and sustained decrease of sTREM2 in the CSF demonstrating clinical proof-of-target engagement. VG-3927 also showed an increase in osteopontin/SPP1 after repeat dosing. An effect on sCSF1R has not been observed to date. As part of the Phase 1 clinical trial, we have commenced screening for a cohort of AD patients to explore the biomarker response of VG-3927 after a single dose. We plan to use these data to inform the development strategy for subsequent and larger trials evaluating VG-3927 in AD. We continue to work with the FDA to address the partial clinical hold on the Phase 1 trial related to maximum exposure limit. We plan to share the interim Phase 1 data and additional preclinical data with the FDA to address the partial clinical hold and we do not currently anticipate any delay in the current development plans for VG-3927. We commenced dosing at a trial site in Australia to further explore the pharmacology and safety profile of VG-3927. We expect to report the complete Phase 1 clinical data, including the data from the AD cohort, in the first quarter of 2025.

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

Recent Developments

Since our inception, we have devoted substantially all our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. On June 27, 2024, we entered into a Securities Purchase Agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi, a global healthcare and pharmaceutical company, (together with Aventis, Inc., "Sanofi"), pursuant to which we agreed to issue an aggregate of 537,634 shares of Series A non-voting preferred stock, each convertible into 10 shares of common stock, at an as-converted price of $7.44 per common share for gross proceeds of $40.0 million. The closing date of this issuance was July 1, 2024 and we incurred issuance costs of $0.4 million. We plan to use the proceeds to fund our research and development activities and expect that the proceeds will extend our cash runway into 2026. In connection with the Securities Purchase Agreement, we granted Genzyme Corporation, a wholly-owned subsidiary of Sanofi, the exclusive right of first negotiation (ROFN) for an exclusive license, grant or transfer of rights to research, develop, manufacture and commercialize our small molecule TREM2 agonist program, including VG-3927. To date, we have raised approximately $358.3 million in gross proceeds primarily from equity offerings, including $180.0 million from convertible preferred stock, $98.0 million from our initial public offering (IPO) of our common stock, $53.2 million in private placement sales of our common stock, $21.8 million from the sale of pre-funded warrants, and $5.3 million from at-the-market, or ATM, offerings.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current therapeutic candidates or any future therapeutic candidates. Our accumulated deficit was $222.8 million at December 31, 2023 and $263.9 million at June 30, 2024, respectively. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future therapeutic candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)		($ in thousands)
Direct, external research and development expenses by program:
Iluzanebart	$3,665	$5,504	$7,343	$9,511
Small molecule TREM2	5,203	3,657	8,913	8,035
Unallocated research and development expenses:
External costs and other	1,077	757	1,961	1,250
Facilities, personnel-related, and other	5,595	4,985	11,649	9,941
Total research and development expenses	$15,540	$14,903	$29,866	$28,737

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

Results of Operations

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 compared with three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Change
	($ in thousands)
Operating expenses:
Research and development	$15,540	$14,903	$637
General and administrative	6,938	7,010	(72)
Total operating expenses	22,478	21,913	565
Loss from operations	(22,478)	(21,913)	(565)
Other income (expense):
Interest income	1,254	1,746	(492)
Other income (expense), net	(3)	(7)	4
Total other income, net	1,251	1,739	(488)
Net loss	$(21,227)	$(20,174)	$(1,053)

Research and Development Expenses

Research and development expenses were $15.5 million for the three months ended June 30, 2024, as compared to $14.9 million for the three months ended June 30, 2023. The increase of $0.6 million consisted primarily of the following:

•
$1.5 million of small molecule TREM2 expenses, which is primarily driven by an increase in clinical expenses for VG-3927;
•
$0.6 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs; and
•
$0.3 million of general research activities.

The increase in research and development expenses were partially offset by decreases of $1.8 million in iluzanebart program expenses, which was primarily driven by a decrease in clinical and CMC related expenses.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the three months ended June 30, 2024, as compared to $7.0 million for the three months ended June 30, 2023. The decrease of $0.1 million consisted primarily of the following:

•
$0.4 million in other headcount-related expenses and $0.3 million in professional fees.

The decrease in general and administrative expenses were partially offset by an increase of $0.6 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.4 million.

Interest Income, net

Interest income, net was $1.3 million for the three months ended June 30, 2024, as compared to $1.7 million for the three months ended June 30, 2023. The decrease of $0.5 million was due to a decrease in our cash equivalents and marketable securities from prior period which resulted in lower interest income being generated.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 compared with six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Change
	($ in thousands)
Operating expenses:
Research and development	$29,866	$28,737	$1,129
General and administrative	14,027	13,951	76
Total operating expenses	43,893	42,688	1,205
Loss from operations	(43,893)	(42,688)	(1,205)
Other income (expense):
Interest income	2,731	2,731	—
Other income (expense), net	(5)	(12)	7
Total other income, net	2,726	2,719	7
Net loss	$(41,167)	$(39,969)	$(1,198)

Research and Development Expenses

Research and development expenses were $29.9 million for the six months ended June 30, 2024, as compared to $28.7 million for the six months ended June 30, 2023. The increase of $1.1 million consisted primarily of the following:

•
$1.7 million of personnel-related and facilities expenses, of which $1.5 million related to personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.1 million, and $0.2 million in facilities related expenses, including lease expenses;
•
$0.9 million of small molecule TREM2 expenses, which is primarily driven by an increase in clinical expenses for VG-3927; and
•
$0.7 million in general research activities, which is primarily driven by lab-related expenses.

The increase in research and development expenses were partially offset by decreases of $2.2 million in iluzanebart program expenses, which was primarily driven by a decrease in clinical related expenses.

General and Administrative Expenses

General and administrative expenses were $14.0 million for the six months ended June 30, 2024, as compared to $14.0 million for the six months ended June 30, 2023. The increase of $0.1 million consisted primarily of the following:

•
$1.7 million of personnel-related costs, including salaries, bonuses, and other compensation-related costs, including stock-based compensation of $0.9 million.

The increase in general and administrative expenses were partially offset by decreases of $1.0 million of professional expenses, $0.4 million in other headcount-related expenses and $0.2 million decrease in business insurance expense.

Interest Income, net

Interest income, net was $2.7 million for the six months ended June 30, 2024, as compared to $2.7 million for the six months ended June 30, 2023. Interest income was consistent period over period due to investing activities commencing during the first quarter of 2023 compared to the six months ending June 30, 2024 having a full six months of interest income but a lower balance of cash equivalents and marketable securities to generate income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our therapeutic candidates. To date, we have funded our operations primarily with net proceeds from sales of our convertible preferred stock and common stock totaling gross proceeds of approximately $358.3 million. As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $86.7 million.

During the six months ended June 30, 2024, we sold 1,699,600 shares of common stock under our Open Market Sales Agreement, or the Sales Agreement, at an average price of $3.14 per share, for net proceeds after deducting commissions and other offering expenses of $5.2 million.

In June 2024, we entered into the Securities Purchase Agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi, a global healthcare and pharmaceutical company, pursuant to which we agreed to issue an aggregate of 537,634 shares of Series A non-voting convertible preferred stock at an as-converted price of $7.44 per common share for gross proceeds of $40.0 million. The Securities Purchase Agreement transaction closed, on July 1, 2024. Issuance costs were $0.4 million.

Based on our current operating plan, we expect our current cash, cash equivalents, and marketable securities, including the $40.0 million gross proceeds received from Sanofi in July 2024 noted above, will be sufficient to fund our planned operating expenses and capital expenditures into 2026.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2024	2023
	($ in thousands)
Net cash used in operating activities	$(37,383)	$(37,539)
Net cash provided (used) by investing activities	17,510	(91,107)
Net cash provided by financing activities	5,193	782
Net increase in cash, cash equivalents and restricted cash	$(14,680)	$(127,864)

Operating Activities

During the six months ended June 30, 2024, operating activities consisted primarily of our net loss of $41.2 million, $0.9 million amortization of premium/discount on marketable securities, and $1.2 million of changes in operating assets and liabilities. This was partially offset by $5.0 million stock-based compensation expense, $0.7 million change in non-cash operating lease expenses, and $0.2 million of depreciation and amortization. The net loss primarily consisted of $29.9 million of research and development expenses and $14.0 million of general and administrative expenses, partially offset by $2.7 million in interest income, net.

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

Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities consisted of $48.4 million of proceeds from maturities of marketable securities, partially offset by $30.8 million of purchases of marketable securities.

During the six months ended June 30, 2023, net cash used by investing activities consisted of $102.5 million of purchases of marketable securities and $0.6 million of capital expenditures, partially offset by $12.0 million proceeds from maturities of marketable securities.

Financing Activities

During the six months ended June 30, 2024, net cash provided from financing activities consisted of $5.2 million in proceeds from issuance of common stock from the ATM, net of offering costs.

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

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or therapeutic candidates or to grant licenses on terms that may not be favorable to us. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our therapeutic candidates or grant rights to develop and market therapeutic candidates that we would otherwise prefer to develop and market ourselves. We expect our existing cash, cash equivalents, and marketable securities, including the $40.0 million gross proceeds received from Sanofi in July 2024, will enable us to fund our operating expenses and capital expenditure requirements into 2026 at which point we would need to obtain substantial additional funding in connection with our continuing operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any, or any significant revenue. Our net loss was $41.2 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $263.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or potentially receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

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

Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Though several companies have conducted or are conducting studies involving neurodegenerative diseases for which microglia deficiency is a key driver of disease pathology, the relevance of those studies to the evaluation of therapeutic candidates developed using our precision medicine approach may be difficult to ascertain. Our short history as an operating company and novel therapeutic approach makes assessments of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. Failure to address these risks successfully will cause our business to suffer. Similarly, we expect that our financial condition and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. As a result, our stockholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.

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

We believe that our existing cash, cash equivalents and marketable securities, including the $40.0 million gross proceeds received in July 2024 from Aventis Inc., a wholly-owned subsidiary of Sanofi, will enable us to fund our operations into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates.

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

•
the costs associated with our efforts to maintain the necessary operational systems and retain the necessary personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting, corporate compliance and corporate governance;
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

In addition, subject to post-grant modification of an award, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including, our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly.

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

On March 21, 2023, we filed a Registration Statement on Form S-3, as amended (the 2023 Shelf) with the SEC, which was declared effective on March 30, 2023 (File No. 333-270710) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (Sale Agreement) with Jefferies LLC (the Sales Agent) to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2023 Shelf and subject to the limitations thereof. Under the terms of the Sale Agreement, we agreed to pay the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sale Agreement. As of August 12, 2024, we have sold 1,699,600 shares of common stock under the ATM program and received aggregate net proceeds of $5.2 million. As of August 12, 2024, approximately $94.7 million of our common stock remained available for issuance under our ATM program.

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

In addition, we are developing VG-3927, a novel small molecule TREM2 agonist, that is currently being studied in a Phase 1 clinical trial with a partial clinical hold related to maximum exposure limit. As part of the Phase 1 clinical trial, VG-3927 is being evaluated in healthy volunteers and we have commenced screening for an AD cohort.

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

As a general matter, commencing clinical trials in the U.S. is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. For the FDA to accept an IND, we must complete toxicology and other preclinical studies pursuant to Good Laboratory Practices (GLPs), which may not be successful, or may take longer than we expect. The FDA may require us to complete additional preclinical studies, or we may be required to satisfy other FDA requests prior to commencing clinical trials, and such requests may not currently be known or anticipated, which may cause the start of our future clinical trials to be delayed or prevent us from conducting clinical trials. Even after we receive and incorporate guidance from regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, impose stricter conditions than we currently expect or may prevent us from conducting clinical trials. There are equivalent processes and risks applicable to clinical trial applications in other countries, including the United Kingdom and countries in the European Union (EU).

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

One of our strategies is to identify and pursue clinical development of therapeutic candidates beyond iluzanebart and VG-3927. Given our limited human capital and financial resources, we must focus on research programs and therapeutic candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other therapeutic candidates or for indications other than ALSP and AD that later prove to have greater commercial potential. We are highly dependent on the success of the ongoing and future clinical trials of iluzanebart, our lead clinical candidate, and an ongoing related natural history study, the outcomes of which are uncertain, to further develop our pipeline candidates for common neurodegenerative disease starting from patient segments with known genetic variations associated with microglial dysfunction. If either of our clinical candidates encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our pipeline could be greatly diminished, and our development plans could be curtailed and our business would be significantly harmed.

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

We currently conduct and, in the future, may conduct clinical trials that utilize an “open-label” trial design, which are subject to various limitations that may exaggerate therapeutic effect or influence reporting of adverse events as patients in open-label clinical trials are aware when they are receiving treatment.

We currently conduct and, in the future, may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so with different dosing regimens. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where, on one hand, patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. On the other hand, patients who know that they are receiving an experimental treatment may expect and report negative outcomes, which may influence the reporting of adverse events during an open-label trial. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. In any event, results from an open-label trial may not be predictive of future clinical trial results, including blinded and/or controlled trials, that test any of our therapeutic candidates.

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

Clinical trials are expensive, difficult to design and implement and can take many years to complete, and their outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in trial design, dose selection issues, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. No therapeutic has been approved for the treatment of ALSP and the regulatory pathway for approval of a therapeutic for ALSP is uncertain. Given the lack of precedent, we may encounter difficulties in identifying and establishing clinical endpoints that FDA would consider clinically meaningful. Moreover, we have had limited interactions with the FDA and cannot be certain how many clinical trials of iluzanebart, VG-3927 or any other therapeutic candidates will be required or how such trials should be designed. Even after the FDA has received and commented on the design for our clinical trials, the agency may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval. Consequently, despite future regulatory interactions and advice, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Additionally, because our initial target indication for iluzanebart, our lead clinical candidate, is a rare disease, we may face challenges identifying patients and enrolling clinical trials, which may delay or prevent completion of such trials. Clinical trials also may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Successful completion of clinical trials is a prerequisite to submitting an NDA or BLA to the FDA or similar marketing applications to other regulatory authorities for each therapeutic candidate. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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
•
performance of third-party vendors, including CROs;
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

The results from early preclinical studies of a therapeutic candidate may not predict the results of later preclinical studies and any clinical trials of the therapeutic candidate. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of iluzanebart, and although iluzanebart has been studied in a Phase 1 clinical trial in healthy volunteers and is being studied in a Phase 2 clinical trial in ALSP patients, we have not completed any trials in ALSP patients, and we do not know whether its performance in its prior clinical trial and preclinical studies will be indicative of the performance of iluzanebart in ALSP patients. Similarly, although VG-3927 has been studied in preclinical studies and is currently being studied in a Phase 1 clinical trial in healthy volunteers and also includes a cohort of AD participants, we do not know whether its performance in preclinical studies will be indicative of the performance of VG-3927 in healthy volunteers or AD patients, nor do we know whether performance of our other potential therapeutic candidates in preclinical studies will be indicative of their performance in clinical trials. The positive results we have observed for our therapeutic candidates in early, GLP and non-GLP preclinical studies, animal and in vitro models may not be predictive of our future clinical trials in humans. This may be a result of technical challenges unique to that program or due to biology risk, which is unique to every program. As we progress our programs through clinical development, there may be new technical challenges that arise that cause an entire program to fail. Furthermore, for some indications that we are considering or pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. Unexpected observations or toxicities observed in these studies, or in IND-enabling studies for any of our other development programs, could delay clinical trials for iluzanebart, VG-3927 or our other development programs.

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

If we expand our clinical trial activities or if we commence commercialization of any therapeutic candidates, we will need to increase our insurance coverage beyond what is currently maintained. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If and when coverage is secured, our insurance policies may also have various exclusions and we may be subject to a product liability claim for which we have no coverage.

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

We may develop our current or potential future therapeutic candidates in combination with one or more currently approved therapies or therapies in development. Even if any of our current or future therapeutic candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our therapeutic candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies, which could affect the status of our product candidates used in combination with these therapies. In addition, it is possible that in the future, existing therapies with which our therapeutic candidates are then approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our therapeutic candidates, or our own products being removed from the market or being less successful commercially.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We currently plan to pursue accelerated approval for iluzanebart from the FDA for the treatment of ALSP, and we may also seek an accelerated approval pathway for one or more of our therapeutic candidates from the EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send status updates on such studies to the FDA every 180 days to be publicly posted by the agency, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

Prior to seeking accelerated approval, we would seek feedback from the FDA, EMA or comparable foreign regulatory authorities and would otherwise evaluate our ability to seek and receive such accelerated approval. Regulatory authorities may not agree with our proposed clinical development plans, and there can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further preclinical or clinical studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our therapeutic candidate would result in a longer time period to commercialization of such therapeutic candidate, could increase the cost of development of such therapeutic candidate and could harm our competitive position in the marketplace. Moreover, even if we are able to obtain accelerated approval for any of our therapeutic candidates, there is no guarantee that post-approval studies will be able to confirm the clinical benefit, which could cause FDA to withdraw our approval.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our preclinical studies and clinical trials and may subject us to unexpected cost increases that are beyond our control. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If these CROs, and any other third parties we engage do not perform preclinical studies and clinical trials in a satisfactory manner, if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, or if they breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of any therapeutic candidates we may develop may be delayed, we may not be able to obtain regulatory approval and commercialize our therapeutic candidates or our development programs may be materially and irreversibly harmed. If we are unable to rely on preclinical and clinical data collected by our CROs and other third parties, we could be required to repeat, extend the duration of or increase the size of any preclinical studies or clinical trials we conduct, and this could significantly delay commercialization and require greater expenditures.

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

We have in the past, and may in the future, enter into collaborations, licenses and other similar arrangements with third parties for the research, development and commercialization of certain of the therapeutic candidates we may develop. If any such arrangements are not successful, we may not be able to capitalize on the market potential of those therapeutic candidates.

We have in the past, and may in the future, seek third-party collaborators for the research, development and commercialization of certain of the therapeutic candidates we may develop. For example, in June 2024, in connection with an equity investment, we provided Genzyme Corporation, a wholly-owned subsidiary of Sanofi, with a right of first negotiation for an exclusive license, grant or transfer of rights to research, develop, manufacture and commercialize our small molecule TREM2 agonist program, including our clinical candidate, VG-3927. We cannot predict whether Genzyme Corporation will exercise such rights, or, if it does, whether we will reach an agreement with Genzyme Corporation, or if any such agreement will be beneficial to us. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our partners dedicate to the development or commercialization of any therapeutic candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on the ability of such collaborators to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any arrangement that we enter into.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (CCPA). This law, which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, broadly defines personal information. The CCPA gives California residents expanded rights to access and delete their personal information and places stringent privacy and security obligations on businesses covered by the law, including obligations to provide detailed disclosures to California consumers about their data collection, use and sharing practices and provide such consumers with ways to opt out of certain sales or transfers of personal information. It also provides for civil penalties for violations and allows for a private right of action for data breaches that is expected to increase data breach litigation. In addition, the California Privacy Rights Act, or CPRA, which became effective on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that was vested with authority to implement and enforce the CCPA. Many aspects of the CCPA, as amended by the CPRA, and its interpretation remain unclear. As such, its full impact on our business and operations remains uncertain. Additionally, comprehensive privacy laws akin to the CCPA have been passed in thirteen other states, and, with bills being proposed in several other states, it is quite possible that other U.S. states will follow suit. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress. In addition to these comprehensive consumer privacy laws and proposals, a number of other states have passed or proposed more limited privacy laws that focus on specific privacy issues such as biometric data and the privacy of health and medical information, such as Washington state’s My Health My Data Act. The existence of privacy laws in different states in the country will make our compliance obligations more complex and costly.

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

Organizations are also increasingly subject to a wide variety of sophisticated attacks on their networks, systems, infrastructure, and endpoints, including the theft and subsequent misuse of employee credentials, denial-of-service attacks, ransomware attacks, digital extortion, business email compromises, malware, viruses, and social engineering (including phishing). The techniques used to obtain unauthorized access or to sabotage systems, networks, infrastructure, or physical facilities in which data is stored or through which data is transmitted, or on which our services and operations rely, evolve and change frequently and generally are not identified until they are launched against a target. We and our third-party service providers may be unable to anticipate these techniques or to implement adequate preventative measures.

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

Although we do not currently have any drugs on the market, our current and future operations are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of iluzanebart, VG-3927 and future therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute iluzanebart, VG-3927 and future therapeutic candidates for which we obtain marketing approval. For more information regarding the risks related to these laws and regulations please see “Business – Government Regulation – Other Healthcare Laws” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all, or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our therapeutic candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information, please see “Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

To induce valuable employees to remain at our company, in addition to salary, benefits, and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. For example, employment of our key employees is at-will, which means that any of our employees could leave our employment at any time, with or without notice. To provide added incentives to retain and motivate key contributors, our board of directors recently approved a stock option repricing in May 2024. In addition, at our 2024 Annual Meeting of Stockholders, our stockholders approved a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation to provide for the exculpation of our executive officers, as permitted under Delaware law, which amendment became effective on June 5, 2024. Despite this, we may have difficulty retaining key personnel, which could adversely affect our business and further development of our product candidates.

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

As of July 31, 2024, we had 64 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receive marketing approval, sales, marketing and distribution. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including identifying, recruiting, integrating, maintaining and motivating additional employees and managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

We further define and evaluate competition based on the nature of the disease or disorder that is potentially addressed by our product candidates. For instance, we consider competition more broadly in the context of rare diseases and more narrowly for diseases or disorders that are common. That is, we are more apt to consider a third party a competitor if it is clinically developing a therapeutic for the same rare disease in which we are developing our product candidates, irrespective of the molecular target of the third party therapeutic. On the other hand, we are less inclined to consider a third party a competitor in the case of a common disease, unless the third party is clinically developing a therapeutic that targets the same molecular target as our product candidates. Nevertheless, the competitive landscape, particularly for common diseases, is highly complex and can be influenced by the success or failure of third-party therapeutics that are being developed for the same disease or disorder as our product candidates. As a result, our share price may be positively or negatively influenced by the activities of such third parties irrespective of whether we consider them to be a competitor or not.

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
•
VG-3927 for AD: we are not aware of any third parties clinically developing small molecules that target TREM2 for AD. There are, however, many third parties pursuing clinical development of therapeutics for AD. Alector in collaboration with AbbVie, Inc. is clinically developing TREM2 targeting antibody therapeutics. The University of Oxford in collaboration with Janssen Pharmaceutica NV has reported a Phase I trial of JNJ-40346527 (edicotinib), a small molecule CSF-1R antagonist. Elixiron Immunotherapeutics, Inc. has reported a Phase I trial of EI-1071, a small molecule that inhibits the tyrosine kinase activity of CSF-1R. In addition, there are others developing therapeutics for AD that do not target TREM2. Notable examples include those that are based on reduction of ß-amyloid plaques, such as LEQEMBI™ (lecanemab-irmb), which is from Biogen, Inc. and was FDA approved in 2023. Also, in July 2024, the FDA approved KisunlaTM (donanemab) which is marketed by Eli Lilly for the treatment of people living with early symptomatic AD. Other ß-amyloid therapeutics and additional approaches for AD are being pursued by Roche (Genentech) and others.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 64% of our outstanding voting stock as of July 31, 2024 based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. As of August 12, 2024, we have sold 1,699,600 shares of common stock under our ATM facility. Additionally, pursuant to our 2021 Stock Option and Incentive Plan (2021 Plan), our management is authorized to grant stock options to our employees, directors and consultants. Unless the administrator of the 2021 Plan elects otherwise, the number of shares reserved under our 2021 Plan increases annually by up to five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 and our stockholders will experience additional dilution, which could cause our stock price to fall. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

The administrator of the 2021 Plan is authorized to exercise its discretion, and has exercised such discretion, to affect the repricing of stock options and stock appreciation rights and there may be adverse consequences to our business due to the exercise of discretion by the administrator of the 2021 Plan.

Pursuant to our 2021 Plan, we are authorized to grant equity awards, including stock options and stock appreciation rights, to our employees, directors and consultants. The compensation committee is the administrator of the 2021 Plan and is authorized to exercise its discretion to reduce the exercise price of stock options or stock appreciation rights or effect the repricing of such awards. To provide added incentives to retain and motivate key contributors, our board of directors approved a stock option repricing in May 2024. As a result of such repricing or any potential future repricing, certain proxy advisory firms or institutional investors may be unsupportive of such actions and publicly criticize our compensation practices, and proxy advisory firms may recommend an “against” or “withhold” vote for members of our compensation committee. In addition, if we are required to hold an advisory vote on named executive officer compensation (known as the “say-on-pay” vote) at the time of, or subsequent to, any such repricing, it is likely that proxy advisory firms would issue an “against” recommendation on our say on pay vote and institutional investors may not be supportive of our say-on-pay vote. If proxy advisory firms or institutional investors are successful in aligning their views with our broader stockholder base and we are required to make changes to the composition of our board and its committees, or if we need to make material changes to our compensation and corporate governance practices, our business might be disrupted and our stock price might be negatively impacted. Even if we are able to successfully rationalize the exercise of such discretionary power, defending against any “against” or “withhold” recommendation for members of our compensation committee, any “against” recommendation on our say on pay vote or public criticism could be distracting to management, and responding to such positions from such firms or investors, even if remedied, can be costly and time-consuming.

In addition, as a result of the May 2024 stock option repricing or any potential future repricing, even absent negative reactions from proxy advisory firms and institutional investors, we could incur significant costs, including accounting and administrative costs and attorneys’ fees. We may also be required to recognize incremental compensation expense as a result of such repricing. These actions could cause our stock price to decrease and experience periods of increased volatility, which could result in material adverse consequences to our business.

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

Our third amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

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

Our board of directors has the authority, without stockholder approval, to issue preferred stock which may include rights superior to the rights of the holders of common stock. The conversion of such preferred stock to common stock and any potential resales could adversely affect the market price of our common stock.

In June 2024, we created and established the rights of the Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”) and issued 537,634 shares of Series A Preferred Stock to Aventis Inc., a wholly-owned subsidiary of Sanofi (Sanofi), all of which are outstanding as of the date of this filing. Each share of Series A Preferred Stock is convertible into 10 shares of common stock. We cannot predict the time at which Sanofi may elect to exercise its conversion rights or the effect that future sales of the as-converted common stock would have on the market price of our common stock.

Our certificate of incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. In the future, our board of directors may authorize the issuance of a series of preferred stock that would grant to holders of preferred stock the rights to our assets upon liquidation, the right to receive dividend payments before dividends to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

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

In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or the ongoing war in Ukraine and the conflict in the Middle East, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability, and volatility in the global markets and our ability to work with vendors in such geographic regions. Legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers, including some of our vendors, who have relationships with certain foreign governments or which pose a threat to national security. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On June 27, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with Aventis Inc., a wholly-owned subsidiary of Sanofi (the “Investor”), pursuant to which we issued and sold on July 1, 2024 an aggregate of 537,634 shares of the Company's Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at an as-converted price of $7.44 per share (the “Private Placement”) for gross proceeds of $40.0 million, in a private offering pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act. No underwriters were involved in the foregoing sales of securities. The Series A Preferred Stock is convertible at the option of the Investor at any time into ten shares of Common Stock for each share of Series A Preferred Stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization (the “Conversion Shares”). In connection with the Private Placement, the Company and the Investor agreed to certain registration rights for the resale of the Conversion Shares, as set forth in the Purchase Agreement.

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

3.2

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 001-41200) filed on June 6, 2024).

3.3

Certificate of Designation of Preferences, Rights and Limitations, of Series A Non-Voting Convertible Preferred Stock, dated June 27, 2024. (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K (File No. 001-41200) filed on June 27, 2024).

3.4	Amended and Restated Bylaws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K (File No. 001-41200) filed on June 6, 2024).

10.1*#	Amended and Restated Non-Employee Director Compensation Policy

10.2

Securities Purchase Agreement, dated June 27, 2024, by and between Vigil Neuroscience, Inc. and Aventis Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-41200) filed on June 27, 2024).

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

Vigil Neuroscience, Inc.

Date: August 13, 2024	By:	/s/ Ivana Magovčević-Liebisch
Ivana Magovčević-Liebisch, PhD, JD
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)