Form 10-Q
period 2024-09-30
Vigil Neuroscience, Inc.
filed 2024-11-07
CIK 1827087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of October 31, 2024 was 40,879,485, par value $0.0001 per share.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$44,896	$51,992
Marketable securities	66,373	65,948
Prepaid expenses and other current assets	2,416	3,967
Total current assets	113,685	121,907
Property and equipment, net	1,426	1,745
Operating lease right-of-use assets	15,098	16,147
Financing lease right-of-use assets	34	49
Restricted cash	927	927
Other assets	103	83
Total assets	$131,273	$140,858
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$860	$1,946
Contract liability	20,009	—
Accrued expenses and other current liabilities	8,675	8,810
Operating lease liabilities	1,002	905
Total current liabilities	30,546	11,661
Operating lease liabilities, net of current portion	12,175	12,945
Total liabilities	42,721	24,606
Commitments and contingencies (Note 12)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 537,634 shares issued and outstanding at September 30, 2024 and 0 share issued and outstanding at December 31, 2023	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2024 and December 30, 2023; 39,710,322 shares issued as of September 30, 2024 and 35,929,035 shares issued as of December 31, 2023; and 39,665,999 shares outstanding as of September 30, 2024 and 35,884,712 shares outstanding as of December 31, 2023	4	4
Additional paid-in capital	371,635	339,025
Accumulated other comprehensive income (loss)	110	(5)
Accumulated deficit	(283,197)	(222,772)
Total stockholders’ equity	88,552	116,252
Total liabilities and stockholders’ equity	$131,273	$140,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development (1)	$13,772	$15,415	$43,638	$44,152
General and administrative	6,904	6,906	20,931	20,857
Total operating expenses	20,676	22,321	64,569	65,009
Loss from operations	(20,676)	(22,321)	(64,569)	(65,009)
Other income (expense):
Interest income, net	1,410	1,829	4,141	4,560
Other income (expense), net	8	(3)	3	(15)
Total other income, net	1,418	1,826	4,144	4,545
Net loss	$(19,258)	$(20,495)	$(60,425)	$(60,464)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.53)	$(1.50)	$(1.56)
Weighted-average common shares outstanding, basic and diluted	40,577,955	38,809,109	40,336,433	38,671,739
Comprehensive loss:
Net loss	$(19,258)	$(20,495)	$(60,425)	$(60,464)
Unrealized gain (loss) on available for sale securities	136	14	115	(56)
Total comprehensive loss	$(19,122)	$(20,481)	$(60,310)	$(60,520)

(1)
Includes related party amounts of $0 for the three and nine months ended September 30, 2024, and $0 and $50 for the three and nine months ended September 30, 2023 (see Note 11).

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	—	$-	35,620,335	$4	$329,211	$—	$(140,134)	$189,081
Exercise of stock options	—	—	45,449	—	214	—	—	214
Stock-based compensation	—	—	—	—	1,734	—	—	1,734
Unrealized gain (loss) on available for sale securities			—	—	—	106	—	106
Net loss	—	—	—	—	—	—	(19,795)	(19,795)
Balances at March 31, 2023	—	$—	35,665,784	$4	$331,159	$106	$(159,929)	$171,340
Exercise of stock options	—	—	195,930	—	589	—	—	589
Stock-based compensation	—	—	—	—	2,257	—	—	2,257
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	—	(20,174)	(20,174)
Balances at June 30, 2023	—	$—	35,861,714	$4	$334,005	$(70)	$(180,103)	$153,836
Exercise of stock options	—	—	11,707	—	55	—	—	55
Stock-based compensation	—	—	—	—	2,426	—	—	2,426
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	(20,495)	(20,495)
Balances at September 30, 2023	—	$—	35,873,421	$4	$336,486	$(56)	$(200,598)	$135,836

Balances at December 31, 2023	—	$—	35,884,712	$4	$339,025	$(5)	$(222,772)	$116,252
Issuance of common stock, net of issuance costs			1,699,600	—	5,183	—	—	5,183
Stock-based compensation	—	—	—	—	2,312	—	—	2,312
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(19,940)	(19,940)
Balances at March 31, 2024	—	$—	37,584,312	$4	$346,520	$(30)	$(242,712)	$103,782
Exercise of stock options	—	—	5,000	—	9	—	—	9
Stock-based compensation	—	—	—	—	2,704	—	—	2,704
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(21,227)	(21,227)
Balances at June 30, 2024	—	$—	37,589,312	$4	$349,233	$(26)	$(263,939)	$85,272
Exercise of pre-funded warrants	—	—	2,054,795	—	—	—	—	—
Issuance of Series A Non-voting Convertible Preferred Stock, net of issuance costs of $0.2 million	537,634	—	—	—	19,810	—	—	19,810
Exercise of stock options	—	—	21,892	—	51	—	—	51
Stock-based compensation	—	—	—	—	2,541	—	—	2,541
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	136	—	136
Net loss	—	—	—	—	—	—	(19,258)	(19,258)
Balances at September 30, 2024	537,634	$—	39,665,999	$4	$371,635	$110	$(283,197)	$88,552

The accompanying notes are an integral part of these condensed consolidated financial statements

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(60,425)	$(60,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,557	6,417
Non-cash operating lease expense	1,049	1,023
Depreciation and amortization	340	286
Amortization of premium/discount on marketable securities	(1,232)	(1,772)
Realized gain on investments	(16)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,551	1,945
Other non-current assets	(20)	—
Accounts payable	(1,086)	(639)
Contract liability	20,009	—
Accrued expenses and other current liabilities	(137)	(1,228)
Operating lease liabilities	(672)	(421)
Net cash used in operating activities	(33,082)	(54,853)
Cash flows from investing activities:
Purchases of marketable securities	(75,092)	(117,132)
Proceeds from sales and maturities of marketable securities	76,029	42,000
Purchases of property and equipment	(5)	(661)
Net cash provided (used) by investing activities	932	(75,793)
Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock, net of offering costs	19,810	—
Proceeds from issuance of common stock, net of offering costs	5,184	—
Payments of finance lease obligations	—	(23)
Proceeds from stock options exercised	60	858
Net cash provided by financing activities	25,054	835
Net change in cash and cash equivalents	(7,096)	(129,811)
Cash, cash equivalents and restricted cash at beginning of period	52,919	187,532
Cash, cash equivalents and restricted cash at end of period	$45,823	$57,721
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$14,319
Prepaid rent reclassified to right-of-use assets	$—	$2,887

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

Liquidity

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2024, the Company had cash, cash equivalents, and marketable securities of $111.3 million and an accumulated deficit of $283.2 million.

On March 21, 2023, the Company entered into an Open Market Sales Agreement, or the ATM facility, with Jefferies LLC, or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock, through the Agent, as its sales agent. As of September 30, 2024, the Company sold 1,699,600 shares of common stock under the ATM facility at an average price of $3.14 per share, for net proceeds after deducting commissions and other offering expenses of $5.2 million. Subsequent to September 30, 2024 through November 5, 2024, the Company sold 1,186,487 shares of common stock under the ATM facility at an average price of $3.78 per share, for net proceeds of $4.4 million.

On June 27, 2024, the Company entered into a Securities Purchase Agreement (SPA) with Aventis Inc., a wholly-owned subsidiary of Sanofi, a global healthcare and pharmaceutical company, (together with Aventis Inc., "Sanofi"). Pursuant to the SPA, on July 1, 2024 the Company issued an aggregate of 537,634 shares of Series A non-voting convertible preferred stock (Series A Preferred Stock) for net proceeds of $39.6 million. (see Note 7). Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its cash, cash equivalents, and marketable securities will be sufficient to fund current operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities when purchased of three months or less that are readily convertible to known amounts of cash to be cash equivalents. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments. At September 30, 2024 and December 31, 2023, the Company’s cash equivalents were in money market funds and government securities. As of each balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

In connection with the Company’s lease agreement entered into in September 2021 (see Note 10), the Company is required to maintain a certificate of deposit (“CD”) of $0.9 million for the benefit of the landlord.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the amounts reported in the condensed consolidated statement of cash flows (in thousands):

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$44,896	$56,794
Restricted cash, non-current	927	927
Total cash, cash equivalents and restricted cash	$45,823	$57,721

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

Classification of Preferred Stock

The Company’s Series A non-voting convertible preferred stock is classified in stockholders’ deficit in the condensed consolidated balance sheet because the holder participates in dividends in the same form as dividends paid on shares of common stock, the shares are only redeemable upon a liquidation event, and each share of Series A non-voting convertible preferred stock is convertible into a predetermined amount of ten shares of common stock. The Company recorded the Series A non-voting convertible preferred stock at fair value upon issuance, net of issuance costs. See Note 7 for additional information.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. Among other disclosure enhancements, this ASU requires all public entities, including public entities with a single reportable segment, to disclose the title and position of the entity’s chief operating decision maker (“CODM”), and one or more measures of profit or loss reviewed by the CODM to allocate resources and assess performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application required and early adoption permitted. The Company is currently in the process of evaluating the effects of this ASU, however, the Company does not believe that the adoption of this ASU will have a material impact on its consolidated financial statement.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Topic 220), requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements in this ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

3. Fair Value Measurements and Financial Instruments

The following table presents the Company’s fair value hierarchy for its asset items that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$31,542	$—	$—	31,542
U.S. government securities	—	8,963	—	8,963
Total cash equivalents	$31,542	$8,963	$—	$40,505
Marketable securities
U.S. government securities	—	23,165	—	23,165
Corporate bonds	—	43,208	—	43,208
Total marketable securities	$—	$66,373	$—	$66,373
Restricted cash (non-current)	927	—	—	927
Total	$32,469	$75,336	$—	$107,805

	Fair Value Measurement at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$41,649	$—	$—	$41,649
U.S. government securities	—	1,997	—	$1,997
Corporate bonds	—	2,577	—	$2,577
Total cash equivalents	$41,649	$4,574	$—	$46,223
Marketable securities
U.S. government securities		$21,149		$21,149
Corporate bonds		$44,799		$44,799
Total marketable securities	$—	$65,948	$—	$65,948
Restricted cash (non-current)	927	—	—	927
Total	$42,576	$70,522	$—	$113,098

Marketable securities

The following table summarizes the Company’s marketable securities as of September 30, 2024 (in thousands):

	At September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$23,133	$32	$—	$23,165
Corporate bonds	43,130	82	(4)	43,208
Total	$66,263	$114	$(4)	$66,373

	At December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$21,146	$5	$(2)	$21,149
Corporate bonds	44,807	31	(39)	44,799
Total	$65,953	$36	$(41)	$65,948

The contractual maturity dates of the Company’s marketable securities are less than one year.

As of September 30, 2024, the Company held 30 securities, 3 of which were in an unrealized loss position. The Company did not recognize any credit losses during the three and nine months ended September 30, 2024 and 2023. Additionally, there were $16 thousand of realized gains on marketable securities for the three and nine months ended September 30, 2024 and no realized gains or losses on marketable securities for the three and nine months ended September 30, 2023.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Research and development	$694	$1,563
Business insurance	382	122
Interest receivable	361	348
Other receivables	34	1,137
Other	945	797
Total	$2,416	$3,967

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Research and development	$3,987	$3,278
Payroll and employee related	3,687	4,208
Professional fees	835	1,000
Other	166	324
Total	$8,675	$8,810

6. Stock-Based Compensation

2020 Equity Incentive Plan

The Company's 2020 Equity Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. As of September 30, 2024, 2,289,906 options were outstanding under the 2020 Plan.

2021 Stock Option and Incentive Plan

The Company's 2021 Stock Option and Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. On January 1, 2024, the shares reserved for future grants under the 2021 Plan increased by 1,794,235 pursuant to the 2021 Plan Evergreen Provision. In March of 2024, as part of the Company's annual grant of equity, the Company granted 1,786,100 stock options to employees. As of September 30, 2024, 4,934,355 options were outstanding under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company's 2021 Employee Stock Purchase Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. There was no increase to the shares reserved for future grants under the 2021 ESPP in January 2024. As of September 30, 2024, a total of 572,254 shares of common stock were reserved for issuance under this plan. No stock-based compensation expense was recognized during the three and nine months ended September 30, 2024 related to the 2021 ESPP.

Inducement Awards

The Company also maintains an inducement award program that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the nine months ended September 30, 2024, the Company granted 330,000 options to purchase shares of the Company's common stock to new hires as inducements material to such employees entering into employment with the Company, of which 330,000 options remained outstanding as of September 30, 2024.

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

Under the terms of the Option Repricing, a repriced option will revert to its original exercise price if, prior to the one-year anniversary of the Effective Date, (a) the option holder's employment is terminated by the Company with cause or by the option holder, or (b) the option is exercised. The repriced options otherwise retained their existing terms and conditions as set forth in the 2021 Stock Option and Incentive Plan. The Option Repricing resulted in $2.7 million of incremental stock compensation expense, which was calculated using the Black-Scholes option-pricing model. Of the incremental compensation cost, $0.3 million and $0.5 million were recognized for the three and nine months ended September 30, 2024, respectively. The remaining $2.2 million will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2.5 million and $7.6 million during the three and nine months ended September 30, 2024, respectively, and recorded $2.4 million and $6.4 million during the three and nine months ended September 30, 2023, respectively. Stock-based compensation expense was classified as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$954	$935	$2,670	$2,512
General and administrative	1,587	1,491	4,887	3,905
Total stock-based compensation	$2,541	$2,426	$7,557	$6,417

At September 30, 2024, there was approximately $19.0 million unrecognized stock-based compensation expense related to unvested options, which is expected to be recognized over a weighted-average period of 2.45 years. At September 30, 2024, there was no unrecognized stock-based compensation expense related to unvested restricted stock.

7. Preferred Stock

Issuance of Series A Non-Voting Convertible Preferred Stock

On June 27, 2024, the Company entered into a $40.0 million Securities Purchase Agreement (SPA) with Sanofi. On the closing date of July 1, 2024, pursuant to the terms of the SPA, the Company issued an aggregate of 537,634 shares of Series A non-voting convertible preferred stock at an as-converted price of $7.44 per share (the “Private Placement”). Each preferred share is convertible into ten shares of the Company’s common stock. The SPA restricts Sanofi’s ability to sell the Series A non-voting convertible preferred stock for ten months following the closing date, subject to customary exceptions for permitted transfers. In connection with the SPA , the Company also granted Genzyme Corporation, a wholly-owned subsidiary of Sanofi, an exclusive right of first negotiation (ROFN) for an exclusive license, grant or transfer of rights to research, develop, manufacture and commercialize the Company’s small molecule TREM2 agonist program, including its clinical candidate, VG-3927.

The Company assessed the accounting for the SPA and concluded there were two units of accounting (i) Series A Convertible Preferred Stock and (ii) the ROFN. The Series A convertible preferred stock qualified as permanent equity and was recorded at its fair value of $20.0 million . There were no imbedded features that required bifurcation. The remaining $20.0 million in proceeds was recognized as the contract liability for the ROFN (see Note 12).

The Company also incurred $0.4 million of issuance costs which were allocated to Series A non-voting convertible preferred stock and contract liability proportionately and recognized $0.2 million as deferred offering costs in other assets in the condensed consolidated balance sheet and $0.2 million in general and administrative expenses in the condensed consolidated statement of operations in June 2024, respectively. Upon issuance of Series A non-voting convertible preferred stock on July 1, 2024, the deferred offering costs were recorded as a reduction of proceeds of the Private Placement in additional paid in capital in the condensed consolidated balance sheet.

The holders of Series A non-voting convertible preferred stock have the followings rights and privileges:

Voting

Holders of Series A non-voting convertible preferred stock do not have voting rights.

Dividends

Holders of Series A non-voting convertible preferred stock are entitled to receive dividends on shares of Series A non-voting convertible preferred stock equal (on an as-if-converted to common stock basis) to and in the same form as dividends actually paid on shares of the Company’s common stock. The Company has not, and has no plans to, declare dividends on any class of preferred or common stock.

Conversion

At the option of the holder, each share of Series A non-voting convertible preferred stock is convertible into a number of shares of Common Stock equal to the product of the number of shares of Series A non-voting convertible preferred stock held by such holder multiplied by the conversion ratio.

Initially, each share of Series A non-voting convertible preferred stock converts into ten shares of Common Stock, subject to adjustments for stock dividends, stock splits, combinations, or other similar recapitalizations.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, including a change of control transaction, or deemed liquidation event (any such event, a “Liquidation”), the assets of the Company available for distribution to its stockholders shall be distributed among the holders of the shares of Series A non-voting convertible preferred stock and common stock pro rata based on the number of shares held by each such holder, treating for this purpose all shares of Series A non-voting convertible preferred stock as if they had been converted to common stock pursuant to the terms of this Certificate of Designation immediately prior to such liquidation, without regard to any limitations on conversion set forth herein or otherwise and without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock for the purpose of effecting the conversion of the Series A non-voting convertible preferred stock.

8. Common Stock

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board. During each of the three and nine months ended September 30, 2024 and 2023, no dividends have been declared or paid.

At-the-Market Facility

In March 2023, the Company entered into an Open Market Sales Agreement, or the ATM facility, with Jefferies LLC, or the Agent, pursuant to which it was able to offer and sell up to $100.0 million of its common stock at the then current market price from time to time. Through September 30, 2024, the Company sold 1,699,600 shares of common stock under the ATM facility with net proceeds, after deducting commissions and other offering expenses, of $5.2 million. Subsequent to September 30, 2024 through November 5, 2024, the Company sold 1,186,487 shares of common stock under the ATM facility for net proceeds of $4.4 million.

Pre-funded Warrants

In August 2022, the Company issued pre-funded warrants to purchase up to an aggregate of 2,980,889 shares of common stock at a purchase price of $7.2999 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock, is immediately exercisable and will remain exercisable until exercised in full. The pre-funded warrants have no expiration date and the price of the pre-funded warrants does not include any discounts. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of September 30, 2024, 2,054,795 of the pre-funded warrants were exercised.

The Company has reserved the following number of shares of common stock for the exercise of outstanding stock options, convertible preferred stock, and future issuance of stock-based awards.

	September 30, 2024	December 31, 2023
Common stock options	7,554,261	6,208,874
Series A convertible preferred stock	5,376,340	—
Pre-funded warrants	926,094	2,980,889
Shares available for issuance under the 2021 Plan	2,228,636	1,160,388
Shares available for issuance under the 2021 ESPP	572,254	572,254
Total common stock reserved for future issuance	16,657,585	10,922,405

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(19,258)	$(20,495)	$(60,425)	$(60,464)
Denominator:
Weighted-average common shares outstanding, basic and diluted	40,577,955	38,809,109	40,336,433	38,671,739
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.53)	$(1.50)	$(1.56)

Basic and diluted weighted average shares of common stock outstanding for the three and nine months ended September 30, 2024 and September 30, 2023 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share.

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

	As of September 30,
	2024	2023
Series A convertible preferred stock	5,376,340	—
Options to purchase common stock – service based	7,343,632	5,889,268
Options to purchase common stock – performance based	210,629	210,629
Unvested restricted common stock	—	39,065
Total	12,930,601	6,138,962

10. Leases

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

Operating lease expense was $0.6 million and $1.8 million for the three and nine months ended September 30, 2024 and $0.6 million and $1.7 million for the three and nine months ended September 30 2023, respectively. Variable lease expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2024 and $0.1 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. Variable lease expense generally includes common area maintenance, utilities, and property taxes.

At September 30, 2024, the weighted-average remaining lease terms related to the operating lease is 8.2 years.

The weighted-average discount rates used for the Watertown lease at the time that the lease was evaluated was 7.57%.

Future minimum lease payments due under the Company’s operating lease liabilities as of September 30, 2024 are as follows:

Operating Leases
2024	477
2025	1,968
2026	2,027
2027	2,088
2028 and thereafter	11,269
Total lease payments	17,829
Less: imputed interest	(4,652)
Total future minimum lease payments	$13,177

11. Related Party Transactions

Atlas

The Company entered into various lease agreements with Atlas Venture Fund XII, L.P., a principal stockholder of the Company, and incurred lease costs of $50 thousand for the nine months ended September 30, 2023. The lease payments are included in general and administrative expenses for office space and research and development expenses for lab space in the condensed consolidated statements of operations and comprehensive loss. The Company terminated the lease for the laboratory space as of February 28, 2023 due to the Company's move to Watertown, Massachusetts, and therefore had no operating lease right-of-use asset or lease liability recorded as of and after March 31, 2023.

12. Commitments and Contingencies

License Agreement

The Company has a license agreement with Amgen (see Note 12 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

In connection with the SPA, the Company granted Sanofi the ROFN for an exclusive license, grant or transfer of rights to research, develop, manufacture and commercialize the Company’s small molecule TREM2 agonist program, including its clinical candidate, VG-3927. On July 1, 2024, the Company recognized $20.0 million as a contract liability in the condensed consolidated balance sheet until a new contract is executed following the ROFN negotiation period, Sanofi does not elect to exercise its ROFN, or the agreement expires. (see Note 7).

Letter of Credit

In September 2021, in connection with the Watertown, Massachusetts lease, the Company entered into a $0.9 million standby letter of credit which initially expired on September 10, 2022 and automatically renews for subsequent annual periods through December 2032. Remittance of funds from the letter of credit was not probable and the full amount was available as of September 30, 2024. The Company did not recognize a liability in the condensed consolidated balance sheet.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenses will be incurred and can be reasonably estimated. As of September 30, 2024, the Company does not have any significant legal disputes that require a loss liability to be recorded.

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are discretionary and contributions in the amount of $0.6 million and $0.4 million were made during the nine months ended September 30, 2024 and 2023, respectively.

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

In July 2024, we reported interim data from the ongoing Phase 1 SAD/MAD clinical trial evaluating VG-3927 in healthy volunteers. These data showed that the safety and tolerability profile observed in individual doses in six SAD and two MAD cohorts supported continued clinical development of VG-3927. In addition, VG-3927 demonstrated a predictable PK profile supportive of once-daily dosing. Importantly, VG-3927 achieved a robust and sustained decrease of sTREM2 in the CSF demonstrating clinical proof-of-target engagement. VG-3927 also showed an increase in osteopontin/SPP1 after repeat dosing. As part of the Phase 1 clinical trial, we have initiated dosing of a cohort of AD patients, including some participants who carry TREM2 or other disease-related variants, to explore the biomarker response of VG-3927 after a single dose. We plan to use these data to inform the development strategy for subsequent and larger trials evaluating VG-3927 in AD. We expect to report the complete Phase 1 clinical data, including the data from the AD cohort, in the first quarter of 2025.

In September 2024, we reported that the U.S. Food and Drug Administration (FDA) removed the partial clinical hold on the Phase 1 clinical trial of VG-3927. The FDA's decision was supported by non-clinical and interim clinical data from the Phase 1 clinical trial.

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

Recent Developments

Since our inception, we have devoted substantially all our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. On June 27, 2024, we entered into a Securities Purchase Agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi, a global healthcare and pharmaceutical company, (together with Aventis, Inc., "Sanofi"), pursuant to which we agreed to issue an aggregate of 537,634 shares of Series A non-voting preferred stock, each convertible into 10 shares of common stock, at an as-converted price of $7.44 per common share for gross proceeds of $40.0 million. The closing date of this issuance was July 1, 2024 and we incurred issuance costs of $0.4 million. In connection with the Securities Purchase Agreement, we granted Genzyme Corporation, a wholly-owned subsidiary of Sanofi, the exclusive right of first negotiation (ROFN) for an exclusive license, grant or transfer of rights to research, develop, manufacture and commercialize our small molecule TREM2 agonist program, including VG-3927. Through November 5, 2024, we have raised approximately $362.8 million in gross proceeds primarily from equity offerings, including $180.0 million from convertible preferred stock, $98.0 million from our initial public offering (IPO) of our common stock, $53.2 million in private placement sales of our common stock, $21.8 million from the sale of pre-funded warrants, and $9.8 million from at-the-market, or ATM, offerings.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current therapeutic candidates or any future therapeutic candidates. Our accumulated deficit was $222.8 million at December 31, 2023 and $283.2 million at September 30, 2024, respectively. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future therapeutic candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

As a result, we will require substantial additional funding to develop our therapeutic candidates and support our continuing operations. Until such time that we can generate significant revenue from product sales or other sources, we expect to finance our operations through the sale of equity, debt financings or other capital sources, which could include proceeds from potential collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties. We may be unable to raise additional funds or to enter into such agreements or arrangements on favorable terms, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the Russia/Ukraine military conflict, conflicts in the Middle East, and otherwise. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development or commercialization of our therapeutic candidates or grant rights to develop and market therapeutic candidates that we would otherwise prefer to develop and market ourselves.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)		($ in thousands)
Direct, external research and development expenses by program:
Iluzanebart	$2,811	$5,932	$10,154	$15,443
Small molecule TREM2	4,067	3,389	12,980	11,424
Unallocated research and development expenses:
External costs and other	793	714	2,754	1,965
Facilities, personnel-related, and other	6,101	5,380	17,750	15,320
Total research and development expenses	$13,772	$15,415	$43,638	$44,152

Research and development activities are central to our business model. Therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase over the next several years as we expect to (i) continue development of our iluzanebart and small molecule TREM2 programs, (ii) develop iluzanebart for other indications, including other rare leukodystrophies, and leukoencephalopathies, and (iii) expand our modality agnostic product pipeline to other microglia targets beyond TREM2.

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

Results of Operations

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 compared with three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Change
	($ in thousands)
Operating expenses:
Research and development	$13,772	$15,415	$(1,643)
General and administrative	6,904	6,906	(2)
Total operating expenses	20,676	22,321	(1,645)
Loss from operations	(20,676)	(22,321)	1,645
Other income (expense):
Interest income	1,410	1,829	(419)
Other income (expense), net	8	(3)	11
Total other income, net	1,418	1,826	(408)
Net loss	$(19,258)	$(20,495)	$1,237

Research and Development Expenses

Research and development expenses were $13.8 million for the three months ended September 30, 2024, as compared to $15.4 million for the three months ended September 30, 2023. The decrease of $1.6 million consisted primarily of the following:

A decrease of $3.1 million in iluzanebart expenses, which is primarily driven by the decrease of $2.4 million of manufacturing expenses and $0.8 million of clinical related expenses.

The decrease in research and development expenses were partially offset by increases of $0.7 million in personnel-related expenses, including salaries, bonuses, and other compensation-related costs, and $0.7 million in small molecule TREM2 expenses, which was primarily driven by an increase in clinical expenses for VG-3927 and $0.1 million in general research activities.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the three months ended September 30, 2024, as compared to $6.9 million for the three months ended September 30, 2023. Total expenses remained consistent period over period.

Interest Income, net

Interest income, net was $1.4 million for the three months ended September 30, 2024, as compared to $1.8 million for the three months ended September 30, 2023. The decrease of $0.4 million was due to a decrease in our cash equivalents and marketable securities from prior period which resulted in lower interest income being generated.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 compared with nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Change
	($ in thousands)
Operating expenses:
Research and development	$43,638	$44,152	$(514)
General and administrative	20,931	20,857	74
Total operating expenses	64,569	65,009	(440)
Loss from operations	(64,569)	(65,009)	440
Other income (expense):
Interest income	4,141	4,560	(419)
Other income (expense), net	3	(15)	18
Total other income, net	4,144	4,545	(401)
Net loss	$(60,425)	$(60,464)	$39

Research and Development Expenses

Research and development expenses were $43.6 million for the nine months ended September 30, 2024, as compared to $44.2 million for the nine months ended September 30, 2023. The decrease of $0.5 million consisted primarily of the following:

A decrease of $5.3 million in iluzanebart expenses, which is primarily driven by the $2.5 million of manufacturing expenses and $2.2 million of clinical related expenses.

The decrease in research and development expenses were partially offset by increases of $2.4 million in facilities and personnel expenses of which $2.1 million relates to payroll expenses, $1.6 million in small molecule TREM2 expenses, which is primarily driven by an increase in clinical expenses for VG-3927, and $0.8 million in other external expenses.

General and Administrative Expenses

General and administrative expenses were $20.9 million for the nine months ended September 30, 2024, as compared to $20.9 million for the nine months ended September 30, 2023. Total expenses remained consistent period over period.

Interest Income, net

Interest income, net was $4.1 million for the nine months ended September 30, 2024, as compared to $4.6 million for the nine months ended September 30, 2023. The decrease of $0.4 million was due to a decrease in our cash equivalents and marketable securities from prior period which resulted in lower interest income being generated.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our therapeutic candidates. Through November 5, 2024, we have funded our operations primarily with net proceeds from sales of our convertible preferred stock and common stock totaling gross proceeds of approximately $362.8 million. As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $111.3 million.

During the nine months ended September 30, 2024, we sold 1,699,600 shares of common stock under our Open Market Sales Agreement, or the Sales Agreement, at an average price of $3.14 per share, for net proceeds after deducting commissions and other offering expenses of $5.2 million. Subsequent to September 30, 2024 through November 5, 2024, the Company sold 1,186,487 shares of common stock under the Sales Agreement at an average price of $3.78 per share, for net proceeds of $4.4 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023
	($ in thousands)
Net cash used in operating activities	$(33,082)	$(54,853)
Net cash provided (used) by investing activities	932	(75,793)
Net cash provided by financing activities	25,054	835
Net increase in cash, cash equivalents and restricted cash	$(7,096)	$(129,811)

Operating Activities

During the nine months ended September 30, 2024, operating activities consisted primarily of our net loss of $60.4 million, $1.2 million amortization of premium/discount on marketable securities, and $0.4 million of changes in operating assets and liabilities, excluding the contract liability. This was partially offset by $20.0 million from the contract liability related to the Securities Purchase Agreement with Sanofi, $7.6 million stock-based compensation expense, $1.0 million change in non-cash operating lease expenses, and $0.3 million of depreciation and amortization. The net loss primarily consisted of $43.6 million of research and development expenses and $20.9 million of general and administrative expenses, partially offset by $4.1 million in interest income, net.

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

Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities consisted of $76.0 million of proceeds from maturities of marketable securities, partially offset by $75.1 million of purchases of marketable securities.

During the nine months ended September 30, 2023, net cash used by investing activities consisted of $117.1 million of purchases of marketable securities and $0.7 million of capital expenditures, partially offset by $42.0 million proceeds from maturities of marketable securities.

Financing Activities

During the nine months ended September 30, 2024, net cash provided from financing activities consisted of $19.8 million in proceeds from issuance of Series A preferred stock from the Securities Purchase Agreement with Sanofi, net of offering costs, and $5.2 million in proceeds from issuance of common stock from the ATM, net of offering costs.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2020, and, to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying therapeutic candidates, establishing our intellectual property portfolio and conducting preclinical research and, more recently, clinical studies. As an early clinical organization, we have not yet completed any late-stage clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability are speculative.

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any, or any significant revenue. Our net loss was $60.4 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $283.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or potentially receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates.

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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:

•
the timing and outcomes of preclinical studies and clinical trials for iluzanebart and VG-3927 and any therapeutic candidates from our discovery programs, or competing therapeutic candidates;
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
•
the changing and volatile global economic and political environment, including inflation or political instability in particular foreign economies and markets; and
•
the impact of the current and future armed conflicts, including Russia and Ukraine and the armed conflict in the Middle East, on the global economy, including causing or contributing to global supply chain disruption, price fluctuations, including increased costs for raw materials, and other significant economic and social effects.

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential or protected information that they maintain, our internal information technology systems and infrastructure and those of our third-party CROs, vendors and other contractors and consultants are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security compromises or breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, digital extortion, business email compromise, and denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information, systems, or infrastructure), which may compromise our systems infrastructure, data, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data compromise, misuse, misappropriation, or leakage. The risk of a security compromise, breach, or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, insider threats, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Also, we have a hybrid work model, enabling our employees to split time between working from the office and working from home. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, decreased physical oversight of employees, as well as increased disbursement of physical machines. While we implement information technology controls to reduce the risk of a cyber security or data security compromise or breach, there is no guarantee that these measures will be adequate to safeguard all systems, data, or infrastructure, especially with an increased number of employees working remotely. The techniques used by cyber criminals change and evolve frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, insider threats, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Disruptions or security compromises or breaches resulting in a loss of, or damage to, our data, systems, infrastructure, or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate use, access, or disclosure of confidential, protected, or proprietary information, could generate liability and reputational damage and the further development and commercialization, if approved, of iluzanebart, VG-3927 or any future therapeutic candidates could be delayed. The costs related to significant security compromises, breaches, or disruptions could be material and not be covered by or exceed the limits of the cybersecurity insurance we maintain against such risks. We may have limited recourse for disruptions, compromises, or breaches of the information technology systems or infrastructure of our third-party CROs, vendors and other contractors and consultants, and we may have to expend significant resources to respond to, mitigate, and remediate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

We have in the past, and may in the future, rely on sales of our common shares through our at-the-market (ATM) offering program. Increased volatility and decreases in market prices of equity securities generally and of our common shares in particular may have an adverse impact on our willingness and/or ability to sell our common shares through our ATM program. Decreases in these sales could affect the cost or availability of equity capital, which could in turn have an adverse effect on our business, including current operations, future growth, revenues, net income and the market prices of our common shares.

On March 21, 2023, we filed a Registration Statement on Form S-3, as amended (the 2023 Shelf) with the SEC, which was declared effective on March 30, 2023 (File No. 333-270710) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Sales Agent) to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2023 Shelf and subject to the limitations thereof. Under the terms of the Sale Agreement, we agreed to pay the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sale Agreement. As of November 5, 2024, we have sold 2,886,087 shares of common stock under the ATM program and received aggregate net proceeds of $9.5 million. As of November 5, 2024, approximately $90.2 million of our common stock remained available for issuance under our ATM program.

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

Subject to certain limitations in the Sale Agreement and compliance with applicable law, we have the discretion to deliver a placement notice to the Sales Agent at any time throughout the term of the Sale Agreement. The number of shares that are sold by the Sales Agent after delivering a placement notice will fluctuate based on the market price of our common stock during the sales period and limits we set with the Sales Agent in any instruction to sell shares, and the demand for our common stock during the sales period. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares or the gross proceeds to be raised in connection with those sales, if any, that will be ultimately issued.

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

We are early in our development efforts, and we have not yet demonstrated our ability to successfully complete any late-stage clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have invested substantially all of our research efforts to date in identifying potential therapeutic candidates and conducting preclinical and clinical studies. As an early-stage company, our experience in conducting clinical trials is limited. Our lead clinical candidate, iluzanebart, a TREM2 agonist, has been evaluated in a Phase 1 healthy volunteer study and is currently being studied in a Phase 2 clinical trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP). In addition, we are conducting a non-interventional natural history study of patients with ALSP.

In addition, we are developing VG-3927, a novel small molecule TREM2 agonist, that is currently being studied in a Phase 1 clinical trial. As part of the Phase 1 clinical trial, VG-3927 is being evaluated in healthy volunteers, and we have initiated dosing of a cohort of AD patients, including some participants who carry TREM2 or other disease-related variants.

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
•
the FDA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies or impose other requirements, including clinical holds, before permitting us to initiate a clinical trial;
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

The clinical research, development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing, distribution and adverse event reporting, including the submission of safety and other information, of our therapeutic candidates are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets. In the U.S., we are not permitted to market our therapeutic candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the therapeutic candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a therapeutic candidate for many reasons. In addition, the U.S. Supreme Court's July 2024 decision to overturn prior established case law giving deference to regulatory agencies' interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA's regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. Despite the time and expense invested in clinical development of therapeutic candidates, regulatory approval is never guaranteed. Neither we nor any current or future collaborator is permitted to market any of our therapeutic candidates in the U.S. until we receive approval from the FDA.

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

Where appropriate, we plan to pursue approval from the FDA, EMA or comparable foreign regulatory authorities through the use of expedited approval pathways, such as accelerated approval. If we are unable to obtain such approvals, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA or comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA or such other regulatory authorities may seek to withdraw the accelerated approval.

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

As of October 31, 2024, we had 66 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receive marketing approval, sales, marketing and distribution. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including identifying, recruiting, integrating, maintaining and motivating additional employees and managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, most recently due, directly or indirectly, to the COVID-19 pandemic, record inflation, the Russia/Ukraine conflict and the conflict in the Middle East, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, whether due to these or other events, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, more dilutive, or not possible at all.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 70% of our outstanding voting stock as of October 31, 2024 based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. As of November 5, 2024, we have sold 2,886,087 shares of common stock under our ATM program. Additionally, pursuant to our 2021 Stock Option and Incentive Plan (2021 Plan), our management is authorized to grant stock options to our employees, directors and consultants. Unless the administrator of the 2021 Plan elects otherwise, the number of shares reserved under our 2021 Plan increases annually by up to five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 and our stockholders will experience additional dilution, which could cause our stock price to fall. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the current Russia-Ukraine conflict, Middle East conflict and recent armed attacks in global shipping lanes have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Continuing concerns over United States health care reform legislation have also contributed to increased volatility. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely.

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

In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or the ongoing war in Ukraine and the conflict in the Middle East, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability, and volatility in the global markets and our ability to work with vendors in such geographic regions. As of September 2024, Legislative proposals have passed the U.S. House of Representatives and are pending in the U.S. Senate that, if enacted, could negatively impact U.S. funding for certain biotechnology providers, including some of our vendors, who have relationships with certain foreign governments or which pose a threat to national security. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays.

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

Trading Arrangements

During the three months ended September 30, 2024, Ivana Magovčević-Liebisch, Ph.D., J.D., our President and Chief Executive Officer, adopted a trading arrangement on September 24, 2024 that is intended to satisfy the affirmative defense of Rule 10b5-1(c), or the Magovčević-Liebisch 10b5-1 Plan. Between January 1, 2025 and December 31, 2025, the Magovčević-Liebisch 10b5-1 Plan provides for the potential sale of up to 42,000 shares of our common stock. The Magovčević-Liebisch 10b5-1 Plan terminates on December 31, 2025, or upon the earlier completion of all authorized transactions under the plan.

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

Vigil Neuroscience, Inc.

Date: November 7, 2024	By:	/s/ Ivana Magovčević-Liebisch
Ivana Magovčević-Liebisch, PhD, JD
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)