Form 10-K
period 2024-12-31
Vigil Neuroscience, Inc.
filed 2025-03-13
CIK 1827087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $106.1 million based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 28, 2024, the last business day of the registrant's most recently completed second quarter. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2025 was 46,671,534.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2025 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
our financial performance and cash runway;

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company dedicated to improving the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia. Microglia are the sentinel immune cells of the brain and play a critical role in maintaining central nervous system (CNS) health and responding to damage caused by disease. Leveraging recent research implicating microglial dysfunction in neurodegenerative diseases, we utilize a precision medicine approach to develop a pipeline of therapeutic candidates, initially addressing genetically defined patient subpopulations, that we believe will activate and restore microglial function. Our first therapeutic candidates are designed to activate Triggering Receptor Expressed on Myeloid Cells 2 (TREM2), a key microglial receptor protein that mediates responses to environmental signals in order to maintain brain health and whose dysfunction is linked to neurodegeneration. We have two clinical programs that are designed to target TREM2. Our lead clinical candidate, iluzanebart, is a fully human monoclonal antibody (mAb) TREM2 agonist that is currently being studied in a Phase 2 clinical trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP), a rare and fatal neurodegenerative disease. We plan to report data from the Phase 2 trial in ALSP in the second quarter of 2025. Our second clinical candidate, VG-3927, is an orally bioavailable small molecule TREM2 agonist that is being developed for the potential treatment of Alzheimer's disease (AD). We reported Phase 1 data from our VG-3927 program in January 2025 and plan to initiate a Phase 2 trial in AD patients in the third quarter of 2025.

We believe that each therapeutic candidate in our pipeline has the potential to be developed for multiple neurodegenerative diseases. Our precision medicine approach focuses on indications where there are strong, genetic mechanistic or biochemical associations to microglial dysfunction and then utilizes findings from these efforts to inform expansion into broader populations and additional indications of neurodegenerative diseases. We believe our strategy has the potential to mitigate downstream translational risk as we seek to advance our programs through early development and into the clinic. We believe this iterative, sequential approach is a key differentiator, potentially allowing us to generate clinical proof-of-concept (PoC) efficiently and leverage our initial development programs as well as research by others, in pursuing additional neurodegenerative disease opportunities.

Our lead clinical candidate, iluzanebart, is currently being studied in IGNITE, a Phase 2 clinical trial and the first-ever interventional trial in ALSP patients. ALSP is a rare, inherited, autosomal dominant neurological disease with high penetrance. ALSP is caused by a loss-of-function mutation in the Colony Stimulating Factor 1 Receptor (CSF1R), a receptor that shares a common downstream signaling pathway with TREM2. Based on analysis from the UK Biobank genome sequencing data published in Neurology Genetics by Wade et al. (2024), we estimate the U.S. prevalence of ALSP to be approximately 19,000 with an estimated combined EU and UK prevalence of approximately 29,000. There are currently no approved therapies for ALSP, underscoring the unmet need for people living with this serious, rapidly progressing disease. The Food and Drug Administration (FDA) has granted Fast Track designation and orphan drug designation for iluzanebart for the treatment of ALSP. The European Commission has also granted orphan drug designation for iluzanebart.

In November 2023, we reported interim data from the ongoing Phase 2 IGNITE trial from the first 6 patients following 6 months of treatment with 20 mg/kg of iluzanebart. These data further supported the favorable safety, tolerability, pharmacokinetics (PK) and pharmacodynamics (PD) profile of iluzanebart previously demonstrated in the Phase 1 single ascending dose/multiple ascending dose (SAD/MAD) trial of iluzanebart in healthy volunteers. Importantly, iluzanebart demonstrated clear target engagement as measured by changes in soluble TREM2 (sTREM2), soluble CSF1R (sCSF1R), and osteopontin/secreted phosphoprotein 1 (SPP1) in cerebral spinal fluid (CSF). Individual ALSP patients treated with iluzanebart also demonstrated directionally supportive changes in magnetic resonance imaging (MRI) and neurofilament light chain (NfL) biomarkers. Enrollment for the Phase 2 IGNITE trial was completed in March 2024 with 20 patients enrolled in the trial. The final analysis from the Phase 2 IGNITE trial is planned for the second quarter of 2025 and will include data from all patients at 12 months dosed with either 20 mg/kg or 40 mg/kg of iluzanebart.

In addition to IGNITE, we are also conducting ILLUMINATE, a natural history study of symptomatic and prodromal carriers of CSF1R mutations that are pathogenic for ALSP. We define individuals as being symptomatic if they have MRI evidence and three or more characteristic clinical symptoms of ALSP or as being prodromal if they have early MRI evidence of ALSP and less than three clinical symptoms. The purpose of this study is to better characterize disease progression, inform our clinical trial design, and facilitate recruitment into our clinical trials. The ILLUMINATE study is focused on understanding MRI findings and certain fluid biomarker levels in symptomatic ALSP participants and the potential for those biomarkers to act as measurable descriptors of ALSP disease pathophysiology and progression. In November 2023, we reported findings from the ongoing ILLUMINATE study. These results provided critical insights on MRI and fluid biomarkers and how they present in ALSP. Specifically, sCSF1R levels were altered in both prodromal and symptomatic ALSP patients, positioning this measure as an emerging biomarker of ALSP disease pathology. Similarly, NfL levels were highly elevated in symptomatic ALSP patients, suggesting this biomarker may be useful in characterizing active neurodegeneration in ALSP. These data also showed that MRI measurements on ventricular volume and gray matter volume are also emerging as measurable indicators of disease progression. Based on 12-month data from ILLUMINATE we have also observed a statistically significant correlation between MRI biomarkers and cognitive changes.

Engagement with our stakeholders, including patients and scientific and provider communities, is central to our approach in rare neurodegenerative diseases. We have established the world’s first patient-facing ALSP informational website to build disease awareness and actively support patient advocacy organizations. Through this work, we have created a strong global network of key opinion leaders (KOLs), centers of excellence, and genetic counseling practices that each treat ALSP patients and work with families affected by the disease. In May 2023, we launched ALSPAware, a program providing no-cost genetic testing to aid in the diagnosis of ALSP as well as supportive counseling services. Developed with both patients and healthcare providers in mind, the program includes a no-cost single gene confirmatory test for individuals with a family history of ALSP and a custom gene panel available for physicians to use in diagnosing late onset neurodegenerative diseases. Trained genetic counselors are available to facilitate testing and discuss results, and participants will have access to a range of specialized information and services created to support participants and their families.

In addition to iluzanebart, we are developing VG-3927, our orally bioavailable small molecule TREM2 agonist for the treatment of common neurodegenerative diseases associated with microglial dysfunction, with initial development for the treatment of AD. In January 2025, we reported complete data from the Phase 1 clinical trial evaluating VG-3927 for the potential treatment of AD. The Phase 1 SAD/MAD trial assessed the safety, tolerability, PK, and PD of VG-3927 across 14 cohorts, including 8 SAD cohorts of healthy volunteers up to a 140 mg dose and 4 MAD cohorts of healthy volunteers up to a 50 mg dose. The trial also included a multiple dose elderly cohort and a single dose cohort of AD patients, including some participants who carry TREM2 or other genetic risk factors for AD. The trial enrolled a total of 115 participants with 89 participants receiving VG-3927, including 34 participants that were 55 years of age and older. These data demonstrated a favorable safety and tolerability profile across all cohorts, including the elderly cohort. All related adverse events were mild or moderate in severity and self-resolving without drug discontinuations. No serious AEs were reported. In addition, VG-3927 was observed to be highly CNS penetrant with a favorable and predictable PK profile that supports once-daily dosing. Importantly, VG-3927 achieved a robust and dose-dependent reduction of sTREM2 of up to approximately 50% in the CSF demonstrating a strong PK/PD relationship, sustained target engagement and TREM2 agonist activity.

Genome wide association studies (GWAS) have shown that a specific mutation in a TREM2 variant (R47H) is one of the strongest genetic risk factors for AD, second in magnitude only to that associated with the apolipoprotein E4 (ApoE4) genotype. We included genetic variants of TREM2 in our Phase 1 trial, the data from which indicated that the PK profile and sTREM2 reduction of VG-3927 observed in AD patients were consistent with results from healthy volunteers and similar across evaluated TREM2 and ApoE genetic variants supporting development in AD across genotypes. The PK profile and sTREM2 reduction observed in the elderly cohort were also consistent with results from healthy volunteers. Based on the Phase 1 results and preclinical profile of VG-3927, we plan to advance a once-daily oral dose of 25 mg that fully engages the desired pharmacology and expect to initiate the Phase 2 trial in the third quarter of 2025.

VG-3927 has a novel mode of action that acts as both an agonist and a positive allosteric modulator (PAM), which may amplify functional responses around sites of pathology leading to strong modulation of microglia and potentially greater neuroprotection. VG-3927 is designed to enhance protective microglial responses to aggregated amyloid and tau without increasing inflammation. In contrast to antibody TREM2 agonists, VG-3927 maximizes receptor activation and microglial function because it does not bind to sTREM2, which may increase its access to the site of therapeutic action in AD. Additionally, VG-3927 does not have an Fc (fragmented crystallizable region) domain, which engages elements of the immune system that have been associated with increased risk of amyloid-related imaging abnormalities (ARIA). Collectively across preclinical and clinical data, these key differentiators create a compelling profile for VG-3927 as an investigational next-generation therapy for the treatment of AD.

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

Our Business Strategy

Our goal is to be a leader in the development and commercialization of microglia-targeted, disease-modifying therapeutics that slow or halt progression of a range of rare and common neurodegenerative diseases. Key elements of our business strategy are to:

•
Apply our precision medicine approach to develop microglia-targeted therapies for patients with rare, genetically defined neurodegenerative diseases and subsequently advance into neurodegenerative diseases affecting larger patient populations. The initial indications we are pursuing are neurodegenerative diseases that have strong genetic, mechanistic, and biochemical associations to microglial dysfunction and then utilize findings from these efforts to inform expansion into broader populations and additional indications of neurodegenerative diseases. We believe our strategy has the potential to mitigate downstream translational risk as we seek to advance our programs through early development and into the clinic. We believe this iterative, sequential approach is a key differentiator, potentially allowing us to generate clinical PoC efficiently and leverage our initial development programs as well as research by others, in pursuing additional neurodegenerative disease opportunities.
•
Advance our lead clinical candidate, iluzanebart, a mAb TREM2 agonist, for the treatment of ALSP and other rare leukoencephalopathies and leukodystrophies. We are currently developing iluzanebart, our fully human mAb that is highly selective for TREM2, for the treatment of ALSP, a rare and fatal neurodegenerative disease. We believe there is strong genetic, molecular, and cellular evidence implicating microglial dysfunction and signaling deficiency in ALSP, which we believe could be correctable through TREM2 activation. We believe the significant unmet need and lack of approved therapies in ALSP have the potential to enable a more efficient clinical development path to PoC and regulatory approval, if our trials are successful. We plan to leverage our work in ALSP to target other rare leukoencephalopathies and leukodystrophies. To that end, iluzanebart is currently being studied in the Phase 2 clinical trial, IGNITE, in patients with ALSP. The final analysis from the Phase 2 IGNITE trial is planned for the second quarter of 2025 and will include data from all patients at 12 months dosed with either 20 mg/kg or 40 mg/kg of iluzanebart. We also continue to enroll people living with ALSP in ILLUMINATE, a natural history study of ALSP patients designed to better characterize disease progression, inform our clinical trial design, and facilitate recruitment into our clinical trials.
•
Advance our second clinical candidate VG-3927, an orally bioavailable, small molecule TREM2 agonist for the treatment of more common neurodegenerative diseases associated with microglial dysfunction, with the initial development for the treatment of AD. An oral and highly active, TREM2-selective and CNS penetrant small molecule with a novel mechanism of action has many potential clinical and commercial advantages in large chronic indications, like AD, including ease of administration and use in outpatient settings. Peer reviewed literature suggest a strong genetic association between certain TREM2 variants and the development and progression of AD. Our initial strategy for VG-3927 in AD included evaluating a single dose cohort of AD patients in our Phase 1 clinical trial, including patients with TREM2 and ApoE genetic variants, to evaluate the biomarker response of VG-3927 in individuals with these AD genotypes. These data were reported in January 2025 and indicated that the PK profile and sTREM2 reduction of VG-3927 observed in AD patients were consistent with results from healthy volunteers and similar across the evaluated genetic variants supporting development in AD across genotypes. Based on the Phase 1 results and preclinical profile of VG-3927, we plan to advance a once-daily oral dose of 25 mg that fully engages the desired pharmacology and expect to initiate the Phase 2 trial in the third quarter of 2025.
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

Microglia and Their Role in CNS Health and Neurodegeneration

Microglia are the sentinel immune cells of the brain and play a critical role in maintaining CNS health, or homeostasis, by sensing and responding to pathogens and to damage caused by disease or injury. They also play a central role in ongoing maintenance and “housekeeping” in the brain environment. In recent years, the scientific community’s understanding of microglia’s role in brain health and neurodegeneration has advanced markedly. A 2020 review in the journal Science, for example, highlighted microglia’s “fundamental role” as “governors of neuronal function and homeostasis in the adult brain.” In their homeostatic state, microglia monitor for potential damage. Microglia sense multiple types of signals in the brain, including those generated by infection, cell death and breakdown, and replacement of cellular components. Upon sensing damage, homeostatic microglia can transition to a disease-associated microglia (DAM) phenotype and then coordinate signal-specific downstream responses, such as potentiation of microglial survival and proliferation, activation of microglial phagocytosis (cellular debris removal by innate immune cells), and removal of unneeded neural connections (axonal pruning) to maintain synaptic health. In doing this, they display a protective phenotype that maintains the CNS environment. In the context of neurodegenerative disease, microglia in the DAM state are believed to protect healthy cells by responding to and either removing or isolating protein clumps and cellular debris that accumulate in the brains of patients with neurodegenerative diseases and, to a lesser extent, during normal aging. These clumps and debris can be toxic to nearby cells and therefore, the response and protective functions of microglia are believed to be important for preventing or slowing neuroinflammation and neuropathology that contribute to disease progression. Our initial focus on microglia and microglia-targeted therapeutics is based on research linking impaired microglia function to both rare and common neurodegenerative diseases via genetic mutations that interfere with microglia’s normal sentinel and response functions, thereby predisposing individuals to conditions that cause neurodegeneration. These conditions include leukoencephalopathies and leukodystrophies, a set of rare, mainly genetic disorders affecting neurons and white matter, such as ALSP, as well as the most common cause of dementia. Due to their multiple functions, microglia are also implicated in other CNS diseases, including, Frontotemporal dementia (FTD), Multiple sclerosis (MS), Parkinson’s disease (PD), amyotrophic lateral sclerosis (ALS), and certain rare epilepsies.

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

TREM2’s protective role in neurodegenerative disease was discovered through GWAS. Follow up studies in cells and animals have demonstrated the important role of this receptor for initiating neuroprotective response of microglia in models of neurodegenerative disease. TREM2 signals through an association with its adapter protein DAP12, which triggers a cascade of biochemical changes that maintain microglial homeostasis and promote microglial migration to sites of injury, activate phagocytosis, and promote cell survival and proliferation.

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
•
TREM2 loss-of-function variants are associated with increased risk for FTD, ALS, PD and AD. For example, GWAS have shown that a specific mutation in a TREM2 variant (R47H) is one of the strongest genetic risk factors for AD, second in magnitude only to that associated with the ApoE4 genotype.
•
TREM2 mutations lead to increased disease pathology in multiple animal studies, such as studies for AD, stroke, MS, and other white matter diseases. For example, in an AD mouse model study, microglial inactivation via TREM2 deletion enhanced the spreading of both pathological ß-amyloid and tau proteins.

In our preclinical and clinical studies to date, we have not observed any significant adverse effects resulting from TREM2 agonism. To our knowledge, no association has been established between gain-of-function mutations for TREM2 and any disease. Data in animal studies for AD and other neurodegenerative diseases suggest that chronic treatment with a TREM2 agonist has the potential to ameliorate AD pathology.

Our Precision Medicine Approach to Development

We are pursuing a precision medicine approach to develop microglia-targeted therapies for patients with rare, genetically defined neurodegenerative diseases and subsequently advance into neurodegenerative diseases affecting larger patient populations. The initial indications we are pursuing are neurodegenerative diseases that have strong genetic, mechanistic, and biochemical associations to microglial dysfunction and then utilize findings from these efforts to inform expansion into broader populations and additional indications of neurodegenerative diseases. We believe our strategy has the potential to mitigate downstream translational risk as we seek to advance our programs through early development and into the clinic. We believe this iterative, sequential approach is a key differentiator, potentially allowing us to generate clinical PoC efficiently and leverage our initial development programs as well as research by others, in pursuing additional neurodegenerative disease opportunities.

We are executing on this approach with our two current product candidates, iluzanebart and VG-3927. Iluzanebart is initially being developed for the treatment of ALSP. ALSP has strong genetic, mechanistic, and biochemical associations with microglial dysfunction. The understanding of the genetic defect, the molecular pathway deficit, the potential for TREM2 agonism to mitigate the deficit, and the availability of both target engagement and disease biomarkers, support our efforts to rapidly achieve clinical PoC for iluzanebart for this disease. We believe the significant unmet need and lack of approved therapies in ALSP have the potential to enable a more efficient clinical development path to regulatory approval, if these trials are successful. We plan to leverage our work in ALSP to target other rare leukoencephalopathies and leukodystrophies.

We are also following our precision medicine approach with VG-3927, which is initially being developed for the treatment of AD. Loss-of-function mutations in TREM2 have been shown to increase the risk of developing AD. Mutations in other genes that are involved in the microglial response to neuropathology have also been shown to increase AD risk. These data suggest a genetically-defined subset of AD where impaired function of microglia may be an important contributor to disease pathology. Our initial strategy for VG-3927 in AD included evaluating a single dose cohort of AD patients in our Phase 1 clinical trial, including patients with TREM2 and ApoE genetic variants, to evaluate the biomarker response of VG-3927 in individuals with these AD genotypes. These data were reported in January 2025 and indicated that the PK profile and sTREM2 reduction of VG-3927 observed in AD patients were consistent with results from healthy volunteers and similar across the evaluated genetic variants supporting development in AD across genotypes.

Our Clinical Development Programs

Our precision medicine strategy is focused on advancing a pipeline aimed at developing microglia-targeted TREM2 agonists for the treatment of neurodegenerative diseases. We believe we are differentiated by developing both large molecule (i.e., injectable) antibodies as well as small molecule (i.e., orally bioavailable) drugs. Our current clinical candidates include iluzanebart, our fully human mAb TREM2 agonist and VG-3927, an orally bioavailable small molecule TREM2 agonist.

Iluzanebart, Monoclonal Antibody TREM2 Agonist Candidate

Our lead clinical candidate, iluzanebart, is a highly-selective fully human monoclonal antibody directed against TREM2 for the treatment of rare genetically defined microgliopathies. Iluzanebart is currently being studied in IGNITE, a Phase 2 proof-of-concept trial in patients with ALSP. The final analysis from the Phase 2 IGNITE trial is planned for the second quarter of 2025 and will include data from all patients at 12 months dosed with either 20 mg/kg or 40 mg/kg of iluzanebart.

Our Clinical Candidate Iluzanebart for the Treatment of ALSP

ALSP is a rare, inherited, autosomal dominant neurological disease with high penetrance. Because ALSP is autosomal dominant, the disease requires a mutation in only one of two gene copies in order to develop. It is caused by a mutation of the CSF1R gene. Based on analysis from the UK Biobank genome sequencing data published in Neurology Genetics by Wade et al. (2024), we estimate the U.S. prevalence of approximately 19,000 and an estimated combined EU and UK prevalence of approximately 29,000. The FDA has granted Fast Track designation and orphan drug designation for iluzanebart for the treatment of ALSP. The European Commission has also granted orphan drug designation for iluzanebart.

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

Iluzanebart Clinical Development in ALSP

•
ILLUMINATE, ALSP Natural History Study: In September 2021, we began ILLUMINATE, a non-interventional natural history study of symptomatic and prodromal carriers of CSF1R mutations that are pathogenic for ALSP. We define individuals as being symptomatic if they have three or more characteristic clinical symptoms of the ALSP or as being prodromal if they have early MRI evidence of ALSP and less than three clinical symptoms. The objectives of the study are to further understand the phenotype and natural course of ALSP, disease progression, and the treatment paradigm. The ILLUMINATE study is focused on understanding MRI findings and certain fluid biomarker levels in symptomatic ALSP participants and the potential for those biomarkers to act as measurable descriptors of ALSP disease pathophysiology and progression. ILLUMINATE is also intended to potentially serve as a contemporaneous external comparator arm for efficacy studies. ILLUMINATE is designed to evaluate ALSP patients with a CSF1R gene mutation for a period of 36 months. Some participants in our natural history study may also participate in our interventional clinical trials. In November 2023, we reported findings from the ongoing ILLUMINATE study. These results provided critical insights on MRI and fluid biomarkers and how they present in ALSP. Specifically, sCSF1R levels were altered in both prodromal and in symptomatic ALSP patients positioning measure as an emerging biomarker of ALSP disease pathology. Similarly, NfL levels were highly elevated in symptomatic ALSP patients, suggesting this biomarker may be useful in characterizing active neurodegeneration in ALSP. These data also showed that MRI measurements on ventricular volume and gray matter volume are also emerging as measurable indicators of disease progression. Additionally, based on 12-month data from ILLUMINATE, we have observed a statistically significant correlation between MRI biomarkers and cognitive changes in ALSP patients using the Montreal Cognitive Assessment (MoCA) scale, which is widely used to assess cognition. Analysis of these data showed a statistically significant correlation between increased ventricular volume and lower MoCA scores in symptomatic ALSP patients, both indicating disease worsening. In addition, a statistically significant relationship between loss of gray matter volume and reduction in MoCA scores were observed, which are also indicative of disease worsening. These relationships may support the use of changes in ventricular volume and gray matter volume as biomarkers of disease progression.
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
•
Proof-of-target engagement based on dose-dependent, robust and durable reductions in sTREM2 in CSF following repeat dosing;
•
Increased sCSF1R and osteopontin levels in CSF that were durable following repeat dosing suggesting that iluzanebart impacted microglial activity downstream of TREM2 target engagement; and,
•
Target engagement and downstream PD responses following 20 mg/kg and 40 mg/kg of iluzanebart, which support evaluating these doses in the ongoing IGNITE Phase 2 trial in ALSP patients.
•
IGNITE, Phase 2 Clinical Trial in ALSP: In December 2022, we initiated IGNITE, the first-ever interventional trial conducted in ALSP patients. The IGNITE trial is a global Phase 2, open-label trial, designed to evaluate the safety and tolerability of iluzanebart in 20 patients with symptomatic ALSP and a CSF1R gene mutation confirmed by genetic testing. Secondary outcome assessments include the effects of iluzanebart on MRI measures and on the fluid biomarkers NfL, sTREM2, sCSF1R, and osteopontin. Exploratory outcome assessments include the evaluation of clinical efficacy measures using standard cognitive, motor and functional assessments as well as assessment of the PK of iluzanebart in patients with ALSP. Patients enrolled in the trial receive an intravenous, (IV) infusion of 20 mg/kg or 40 mg/kg of iluzanebart approximately every four weeks, for a treatment duration of one year. In November 2023, we reported interim data from the ongoing Phase 2 IGNITE trial from the first 6 patients following 6 months of treatment with 20 mg/kg of iluzanebart. These data further supported the favorable safety, tolerability, PK and PD profile of iluzanebart previously demonstrated in the Phase 1 SAD/MAD trial of iluzanebart in healthy volunteers. Importantly, iluzanebart demonstrated clear target engagement as measured by changes in sTREM2, sCSF1R, and osteopontin in CSF. Individual ALSP patients treated with iluzanebart also demonstrated directionally supportive changes in MRI and NfL biomarkers. Enrollment for the Phase 2 IGNITE clinical trial was completed in March 2024 with 20 patients enrolled in the trial. The final analysis from the Phase 2 IGNITE trial is planned for the second quarter of 2025 and will include data from all patients at 12 months dosed with either 20 mg/kg or 40 mg/kg of iluzanebart.
•
ALSP Disease Progression Model: We are exploring a disease progression model (DPM) to support the development of iluzanebart through the evaluation of all available data from patients with ALSP. The DPM can be used to synthesize and quantitatively summarize knowledge about disease progression, including but not limited to the correlation of biomarkers to clinical outcomes and the influence of drug treatment on disease trajectory.

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

We are also partnering with larger leukodystrophy umbrella organizations, including the United Leukodystrophy Foundation (ULF), Hunter's Hope and ALEX The Leukodystrophy Charity, as well as rare disease umbrella organizations such as the National Organization for Rare Diseases (NORD), Global Genes and the EveryLife Foundation to provide disease education and raise awareness of ALSP.

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

We have identified several white matter diseases as potential therapeutic opportunities that share characteristics with ALSP and appear to be driven by either peroxisomal or lysosomal deficits. Our hypothesis is that we can restore microglial function resulting from loss-of-function mutations with TREM2 agonists in these diseases.

Small Molecule TREM2 Agonists for the Treatment of Neurodegenerative Diseases

We are advancing our orally bioavailable, small molecule TREM2 agonist program for the treatment of more common neurodegenerative diseases associated with microglial dysfunction. An orally bioavailable, once-daily, highly active, TREM2-selective and CNS penetrant small molecule therapy with a novel mechanism of action has many potential clinical and commercial advantages in large chronic indications, including ease of administration and use in outpatient settings.

Our Clinical Candidate VG-3927 for the Treatment of AD

We are developing VG-3927, an orally bioavailable, once-daily, small molecule TREM2 agonist for the treatment of common neurodegenerative diseases associated with microglial dysfunction with initial development for the treatment of AD. In 2023, we initiated a Phase 1 trial for VG-3927 in healthy volunteers. The trial included a single dose cohort of AD patients, including patients with TREM2 and ApoE genetic variants, to evaluate the biomarker response of VG-3927 in individuals with these AD genotypes. These data were reported in January 2025 and indicated that the PK profile and sTREM2 reduction of VG-3927 observed in AD patients were consistent with results from healthy volunteers and similar across the evaluated genetic variants supporting development in AD across genotypes. Based on the Phase 1 results and preclinical profile of VG-3927, we plan to advance a once-daily oral dose of 25mg that fully engages the desired pharmacology and expect to initiate the Phase 2 trial in the third quarter of 2025.

AD is the most common cause of dementia, a general term for the loss of memory and other cognitive abilities severe enough to interfere with daily life. AD accounts for 60-80% of dementia cases, and the majority of people with AD are aged 65 and older. A progressive disease, AD usually presents with mild memory loss and progresses to include disorientation, loss of initiative or judgment, difficulty with self-care, behavioral problems, and general mental decline. People aged 65 and older survive an average of 4 to 8 years after diagnosis, with some living as long as 20 years. These data reflect the slow, uncertain progression of the disease, which is the sixth-leading cause of death in the U.S.

The Alzheimer’s Association estimates that 6.9 million people in the U.S. age 65 and older are living with AD in 2024. By 2050, this number is projected to rise to nearly 13 million. The costs of health care and long-term care for people with AD to our healthcare system are substantial. According to the Alzheimer’s Association, the aggregate cost of AD and other dementias is expected to be $360 billion in 2024, and this number could increase to nearly $1 trillion by 2050.

Treatment Rationale for VG-3927 in AD

Loss-of-function TREM2 variants occur in 7 to 8 percent of the AD population and are linked to both more rapid disease progression and worsened patient outcomes. Several genetic variants in TREM2 have emerged from GWAS including the R47H variant, which is one of the strongest genetic risk factors for developing AD, second in magnitude only to that associated with the ApoE4 genotype. The R47H variant, which represents 2 to 3 percent of the AD population, has been reported to triple AD risk in GWAS and is associated with a 23 percent more rapid progression of dementia compared with non-variant carriers. Other TREM2 variants have also been implicated as risk factors for developing AD, including R62H, H157Y and T96K, all of which are loss-of-function variants.

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

VG-3927 has a novel mode of action that acts as both an agonist and a PAM, which may amplify functional responses around sites of pathology leading to strong modulation of microglia and potentially greater neuroprotection. VG-3927 is designed to enhance protective microglial responses to aggregated amyloid and tau without increasing inflammation. In contrast to antibody TREM2 agonists, VG-3927 maximizes receptor activation and microglial function because it does not bind to sTREM2, which may increase its access to the site of therapeutic action in AD. Additionally, VG-3927 does not have an Fc domain, which engages elements of the immune system that have been associated with increased risk of ARIA. Collectively across preclinical and clinical data, these key differentiators create a compelling profile for VG-3927 as an investigational next-generation therapy for the treatment of AD.

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

We have optimized a sophisticated preclinical platform, FEAST (Flow-cytometry Engulfment Assay of Specific Targets), inspired by Dr. Beth Stevens' laboratory at Harvard Medical School, to assess microglial clearance of neurotoxic aggregates such as amyloid beta (Aß) in a mouse model of AD (5xFAD:hTREM2). This approach enables rapid functional evaluation of microglial neuroprotection in response to pharmacological stimulation. Following 8 days of oral dosing, we observed that a small molecule TREM2 agonist significantly enhances microglial uptake of Aß. This preclinical finding, along with additional preclinical data, demonstrate the functional benefits of small-molecule TREM2 activation and underscores the potential of VG-3927 to neutralize drivers of neurotoxicity and support its neuroprotective potential as it advances in clinical development.

Figure 3: Small molecule TREM2 agonism promotes microglia neuroprotection via increasing engulfment of amyloid beta (Aß) in plaque burdened mice

Humanized TREM2 Alzheimer’s disease mice (6-7 months old) engineered to develop progressive amyloid plaque burden (5xFAD: hTREM2) were given a daily dose of a small molecule TREM2 agonist (30 mg/kg, po), approved Aß mAb for treatment of AD (150 mg/kg, i.v.), or a vehicle negative control (Neg Ctrl). Following 8 days on study, the proportion of isolated microglia co-stained with amyloid-beta (Aß) was measured by flow cytometry, normalized to Neg Ctrl (set as 100%), and subsequently subject to statistical analyses using a t-test (p<0.001).

We have also conducted translational studies with non-human primates, focusing on CSF target engagement biomarkers for clinical assessment such as sTREM2. Figure 4 demonstrates CSF target engagement in non-human primates seen from the significant reduction in sTREM2, following a single oral administration of VG-3927. These data support the use of changes in CSF sTREM2, a target engagement biomarker for clinical development.

Figure 4: Oral dosing of VG-3927 in non-human demonstrates CNS activity via reduction of sTREM2 in CSF

Non-human primates were administered with a single oral dose of our small molecule TREM2 agonist and the level of sTREM2 in the CSF was measured as a percentage change over baseline (y-axis) over time (x-axis).

VG-3927 Clinical Development in AD

•
Phase 1 Healthy Volunteer Trial: In January 2025, we reported complete data from the Phase 1 clinical trial evaluating VG-3927 for the potential treatment of AD. The Phase 1 SAD/MAD trial assessed the safety, tolerability, PK, and PD of VG-3927 across 14 cohorts, including 8 SAD cohorts of healthy volunteers up to a 140 mg dose and 4 MAD cohorts of healthy volunteers up to a 50 mg dose. The trial also included a multiple dose elderly cohort and a single dose cohort of AD patients, including some participants who carry TREM2 or other genetic risk factors for AD. The trial enrolled a total of 115 participants with 89 participants receiving VG-3927, including 34 participants that were 55 years of age and older. These data demonstrated a favorable safety and tolerability profile across all cohorts, including the elderly cohort. All related adverse events were mild or moderate in severity and self-resolving without drug discontinuations. No serious AEs were reported. In addition, VG-3927 was observed to be highly CNS penetrant with a favorable and predictable PK profile that supports once-daily dosing. Importantly, VG-3927 achieved a robust and dose-dependent reduction of sTREM2 of up to approximately 50% in the CSF demonstrating a strong PK/PD relationship, sustained functional target engagement and TREM2 agonist activity. Furthermore, the PK profile and sTREM2 reduction of VG-3927 observed in AD patients were consistent with results from healthy volunteers and similar across evaluated TREM2 and ApoE genetic variants supporting development in AD across genotypes. The PK profile and sTREM2 reduction observed in the elderly cohort were also consistent with results from healthy volunteers.
•
Based on the Phase 1 results and preclinical profile of VG-3927, we plan to advance a once-daily oral dose of 25 mg that fully engages the desired pharmacology and expect to initiate the Phase 2 trial in the third quarter of 2025.

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

As initial consideration for the license, we paid an upfront payment of $500,000 and also issued 8,891,659 shares of our Series A preferred stock to Amgen; all of our then outstanding preferred stock converted into common stock at our initial public offering in January 2022. As additional consideration for the license, we are required to pay Amgen up to $80.0 million in the aggregate upon the achievement of specified regulatory milestones for the first mAb product and the first small molecule TREM2 agonist product and aggregate milestone payments of up to $350.0 million upon the achievement of specific commercial milestones across all such mAb products and small molecule products. No regulatory or commercial milestones have been achieved to date under the license agreement. We are also required to pay tiered royalties of low to mid single-digit percentages on annual net sales of the products covered by the license. In the event that the exploitation of a Product is not covered by a valid claim within the licensed patent rights, then the royalty rate with respect to the net sales shall be subject to a customary reduction by a certain percentage. The royalty term will terminate on a country-by-country basis on the later of (i) the expiration date of the last valid claim within the licensed patent rights, and (ii) the tenth (10th) anniversary of the first commercial sale of such product in such country.

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

Iluzanebart Patent Estate

Patent protection for iluzanebart is based upon several patent families, that we own or exclusively license from Amgen, and that are directed to composition of matter (antibody TREM2 agonists) and methods of use. These patent families have been filed in all major markets including the U.S. and Europe. Patents issuing in these families have a standard 20-year term that expire between 2038 and 2043; in each instance provided that all appropriate maintenance fees are paid and not including any patent term adjustment, patent term extension, or Supplementary Protection Certificate (SPC) that may be available on a country-by-country basis.

VG-3927 and Small Molecule TREM2 Agonist Patent Estate

Patent protection for our small molecule TREM2 agonists, including VG-3927 and other discovery stage programs, is based upon several patent families, that we either solely own, jointly own with, or exclusively license from, Amgen. These patent families are directed to small molecule TREM2 agonists, and corresponding compositions and methods of use. These patent families were filed in all major markets including the U.S. and Europe. Patents issuing in these families have a standard 20-year term that expire between 2041 and 2044; in each instance provided that all appropriate maintenance fees are paid and not including any patent term adjustment, patent term extension, or Supplementary Protection Certificate (SPC) that may be available on a country-by-country basis.

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidances, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

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

PRIME Designation in the European Union

In March 2016, the European Medicines Agency (EMA) launched an initiative to facilitate development of therapeutic candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines (PRIME), scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of therapeutic candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Medicinal Products for Human Use (CHMP), or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

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

Data and market exclusivity in the European Union

In the European Union, new active substances (i.e. reference products, including both small molecules and biological medicinal products) approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be a new active substance, and products may not qualify for data exclusivity. Even if the innovator gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Patent Term Extensions in the European Union and Other Jurisdictions

The European Union also provides for patent term extension through SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for 6 additional months for products which are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

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

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under European Union directives, the details are governed by regulations in each European Union Member State and can differ from one country to another.

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

We have obtained orphan medicinal product designation in the European Union for iluzanebart. An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan medicinal product leads to a ten-year period of market exclusivity being granted following marketing approval of the orphan product. During this market exclusivity period, the EMA, the European Commission or the Member States may only grant marketing authorization to a “similar medicinal product” for the same therapeutic indication as the authorized orphan product if: (i) a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, including if the product is sufficiently profitable not to justify market exclusivity. Orphan designation must be requested before submitting an application for marketing authorization. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

All of the aforementioned European Union rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020. As a result of the Northern Ireland Protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). A new framework named the Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. The MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. However, although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization.

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

Healthcare Reform

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a Medicare Part D coverage gap discount program, in which manufacturers were obligated to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period (later revised under the Inflation Reduction Act); and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative and regulatory changes have also been proposed and adopted in the U.S. since the ACA was enacted. This includes provisions that reduce the amount of Medicare payments made to providers and that eliminate the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

The Inflation Reduction Act of 2022 (the “IRA”) included several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

We expect that these and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for our products. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our products. It is not clear how other future potential changes to the ACA will change the reimbursement model and market outlook for our current and future therapeutic candidates.

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

We further define and evaluate competition based on the nature of the disease or disorder that is potentially addressed by our product candidates. For instance, we consider competition more broadly in the context of rare diseases and more narrowly for diseases or disorders that are common. That is, we are more apt to consider a third party a competitor if it is clinically developing a therapeutic for the same rare disease in which we are developing our product candidates, irrespective of the molecular target of the third-party therapeutic. On the other hand, we are less inclined to consider a third party a competitor in the case of a common disease, unless the third party is clinically developing a therapeutic that targets the same molecular target as our product candidates. Nevertheless, the competitive landscape, particularly for common diseases, is highly complex and can be influenced by the success or failure of third-party therapeutics that are being developed for the same disease or disorder as our product candidates. As a result, our share price may be positively or negatively influenced by the activities of such third parties irrespective of whether we consider them to be a competitor or not.

We are aware of third parties which are pursuing therapeutics that target the same molecular targets as our product candidates. Third parties developing therapeutics targeting TREM2 include Novartis AG which is developing VHB937, a TREM2 targeting antibody, for amyotrophic lateral sclerosis and Alzheimer’s disease.

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
•
VG-3927 for AD: we are not aware of any third parties clinically developing small molecules that target TREM2 for AD. There are, however, many third parties pursuing clinical development of therapeutics for AD. As mentioned, Novartis is clinically developing a TREM2 targeting antibody therapeutics. The University of Oxford in collaboration with Janssen Pharmaceutica NV has reported a Phase I trial of JNJ-40346527 (edicotinib), a small molecule CSF-1R antagonist. Elixiron Immunotherapeutics, Inc. has reported a Phase I trial of EI-1071, a small molecule that inhibits the tyrosine kinase activity of CSF-1R. In addition, there are others developing therapeutics for AD that do not target TREM2. Notable examples include those that are based on reduction of ß-amyloid plaques, such as LEQEMBI™ (lecanemab-irmb), which is from Biogen, Inc. and was FDA approved in 2023. Also, in July 2024, the FDA approved KisunlaTM (donanemab) which is marketed by Eli Lilly for the treatment of people living with early symptomatic AD. Other ß-amyloid therapeutics and additional approaches for AD are being pursued by Roche (Genentech) and others.

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

Human Capital Resources

As of February 28, 2025, we had 69 full-time employees and 20 of our employees have M.D. or Ph.D. degrees. Within our workforce, 47 employees are engaged in research and development and 22 are engaged in business development, finance, legal, and general management and administration. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Internet Posting of Information

Our website address is www.vigilneuro.com. We routinely post information that may be important to investors in the “Investors” section of our website, and we encourage investors and potential investors to consult our website regularly for important information about us. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website, www.vigilneuro.com, free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Research and Development Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the “Investors” portion of our website at https://investors.vigilneuro.com/corporate-governance/documents-charters. We will also post to our website any amendments to the code of conduct and any waivers that are required to be disclosed by SEC or Nasdaq Rules. Additionally, we routinely post information that may be important to inventors to the “Investors” section of our website. We encourage investors and potential investors to consult our website regularly for important information about our Company.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2020, and, to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying therapeutic candidates, establishing our intellectual property portfolio and conducting preclinical research and clinical studies. As a clinical-stage organization, we have not yet completed any late-stage clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability are speculative.

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any, or any significant revenue. Our net loss was $84.3 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $307.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or potentially receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue relative to cost of sales. This will require us to be successful in a range of challenging activities, including developing our clinical candidates, discovering additional therapeutic candidates, conducting preclinical studies prior to submitting investigational new drug applications (INDs), obtaining clearance for such INDs, completing additional preclinical studies and clinical trials of our therapeutic candidates, obtaining regulatory approval for therapeutic candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our therapeutic candidates or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Though several companies have conducted or are conducting studies involving neurodegenerative diseases for which microglia deficiency is a key driver of disease pathology, the relevance of those studies to the evaluation of therapeutic candidates developed using our precision medicine approach may be difficult to ascertain. Our novel therapeutic approach makes assessments of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage companies in rapidly evolving fields. Failure to address these risks successfully will cause our business to suffer. Similarly, we expect that our financial condition and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. As a result, our stockholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.

In addition, as a clinical organization, we will encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we advance our therapeutic candidates into and through the clinic and towards potential commercialization, we will need to transition from a company with a research and clinical development focus, to a company also capable of supporting commercial activities. We may fail in this transition.

We will require additional financing to achieve our goals, and failure to obtain this necessary capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Based on our available cash resources, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Annual Report on Form 10-K. As a result, we have substantial doubt about our ability to continue as a going concern. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise additional funding, we will be forced to delay, reduce or discontinue our product development programs efforts.

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
•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products; and
•
costs associated with continuing to operate as a public company.

In the future, our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our therapeutic candidates. Failing to raise capital when needed or on attractive terms could force us to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

Failure or security compromises or incidents of, loss or leakage of data from, or other disruptions in, our internal information technology systems and infrastructure, or those of our third-party CROs or other vendors, contractors or consultants, could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential or protected information that they maintain, our internal information technology systems and infrastructure and those of our third-party CROs, vendors and other contractors and consultants are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security compromises or breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, digital extortion, business email compromise, and denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information, systems, or infrastructure), which may compromise our systems infrastructure, data, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data compromise, misuse, misappropriation, or leakage. The risk of a security compromise, incident, or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, insider threats, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence (AI) systems, to engage in illegal activities, including security incidents, that can result in the theft and misuse of personal information, confidential information, and intellectual property. Also, we have a hybrid work model, enabling our employees to split time between working from the office and working from home. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, decreased physical oversight of employees, as well as increased disbursement of physical machines. While we implement information technology controls to reduce the risk of a cyber security or data security compromise or incident, there is no guarantee that these measures will be adequate to safeguard all systems, data, or infrastructure, especially with an increased number of employees working remotely. The techniques used by cyber criminals change and evolve frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, insider threats, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Disruptions or security compromises or incidents resulting in a loss of, or damage to, our data, systems, infrastructure, or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate use, access, or disclosure of confidential, protected, or proprietary information, could generate liability and reputational damage and the further development and commercialization, if approved, of iluzanebart, VG-3927 or any future therapeutic candidates could be delayed. The costs related to significant security compromises, incidents, or disruptions could be material and not be covered by or exceed the limits of the cybersecurity insurance we maintain against such risks. We may have limited recourse for disruptions, compromises, or breaches of the information technology systems or infrastructure of our third-party CROs, vendors and other contractors and consultants, and we may have to expend significant resources to respond to, mitigate, and remediate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Our data protection efforts and our investment in information technology do not preclude significant breakdowns, data leakages, incidents, compromises, or vulnerabilities in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. The loss of clinical trial data for iluzanebart, VG-3927 or any other future clinical candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data.

Furthermore, security incidents, compromises, or significant disruptions of our internal information technology systems, data, or infrastructure, or those of our third-party CROs, vendors and other contractors and consultants, could result in the loss, misappropriation and/or unauthorized access, use, acquisition, or disclosure of, or the prevention of access to, confidential or protected information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, acquisition, or disclosure of confidential, protected, or personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of protected information, including personal information, including through litigation or regulatory investigations or enforcement actions, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

On March 21, 2023, we filed a Registration Statement on Form S-3, as amended (the 2023 Shelf) with the SEC, which was declared effective on March 30, 2023 (File No. 333-270710) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Sales Agent) to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2023 Shelf and subject to the limitations thereof. Under the terms of the Sale Agreement, we agreed to pay the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sale Agreement. As of March 11, 2025, we have sold 8,671,793 shares of common stock under the ATM program and received aggregate net proceeds of $22.8 million. As of March 11, 2025, approximately $76.5 million of our common stock remained available for issuance under our ATM program.

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

We are early in our development efforts, and we have not yet demonstrated our ability to successfully complete any late-stage clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have invested substantially all of our research efforts to date in identifying potential therapeutic candidates and conducting preclinical and clinical studies. As an early-clinical organization, our experience in conducting clinical trials is limited. Our lead clinical candidate, iluzanebart, a TREM2 agonist, has been evaluated in a Phase 1 healthy volunteer study and is currently being studied in a Phase 2 clinical trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP). In addition, we are conducting a non-interventional natural history study of patients with ALSP.

In addition, we are developing VG-3927, a novel small molecule TREM2 agonist, for the treatment of common neurodegenerative diseases associated with microglial dysfunction, with initial development for the treatment of AD. In January 2025, we reported completed data from the Phase 1 clinical trial evaluating VG-3927 for the potential treatment of AD.

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

We have focused our research and development efforts on therapeutic approaches for neurodegenerative diseases. Collectively, efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen limited success in drug development, and multiple investigational AD therapies have not succeeded in clinical trials such as solanezumab, gantenerumab, and idalopirdine. More recently, a former competitor ceased development of a TREM2 agonist product candidate for AD after it failed to reach the primary endpoint in a Phase 2 clinical trial. No effective therapeutic options are available for patients with ALSP, and limited options exist for AD and other neurodegenerative diseases. Our future success is highly dependent on the successful development of our therapeutic candidates for treating neurodegenerative diseases. Developing our therapeutic candidates for treatment of neurodegenerative diseases subjects us to a number of challenges, including demonstrating safety and efficacy and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

We are pursuing a precision medicine approach to developing a broad range of microglia-targeted therapies for patients with rare, genetically defined neurodegenerative diseases and subsequently advance into neurodegenerative diseases affecting larger patient populations. The initial indications we are pursuing are neurodegenerative diseases that have strong genetic, mechanistic, and biochemical associations to microglial dysfunction and then utilize findings from these efforts to inform expansion into broader populations and additional indications of neurodegenerative diseases. We believe our strategy has the potential to mitigate downstream translational risk as we seek to advance our programs through early development and into the clinic. This strategy may not prove to be successful. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable.

We currently conduct, and in the future, may conduct clinical trials that utilize an “open-label” trial design, which are subject to various limitations that may exaggerate therapeutic effect or influence reporting of adverse events as patients in open-label clinical trials are aware when they are receiving treatment.

We currently conduct, and in the future, may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so with different dosing regimens. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where, on one hand, patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. On the other hand, patients who know that they are receiving an experimental treatment may expect and report negative outcomes, which may influence the reporting of adverse events during an open-label trial. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. In any event, results from an open-label trial may not be predictive of future clinical trial results, including blinded and/or controlled trials, that test any of our therapeutic candidates.

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

Clinical trials are expensive, difficult to design and implement and can take many years to complete, and their outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in trial design, dose selection issues, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. No therapeutic has been approved for the treatment of ALSP and the regulatory pathway for approval of a therapeutic for ALSP is uncertain. Given the lack of precedent, we may encounter difficulties in identifying and establishing clinical endpoints that FDA would consider clinically meaningful. Through our interactions with the FDA to date we cannot be certain how many clinical trials of iluzanebart, VG-3927 or any other therapeutic candidates will be required or how such future trials should be designed. Even after the FDA has received and commented on the design for our clinical trials, the agency may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval. Consequently, despite future regulatory interactions and advice, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Additionally, because our initial target indication for iluzanebart, our lead clinical candidate, is a rare disease, we may face challenges identifying patients and enrolling clinical trials, which may delay or prevent completion of such trials. Clinical trials also may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Successful completion of clinical trials is a prerequisite to submitting an NDA or BLA to the FDA or similar marketing applications to other regulatory authorities for each therapeutic candidate. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

Failure to locate and enroll a sufficient number of eligible patients to participate in clinical trials as required by the FDA or similar regulatory authorities outside the U.S. may delay or prevent us from initiating or continuing clinical trials for our therapeutic candidates. Because the target patient populations for some of our therapeutic candidates, in particular for rare diseases such as the ones on which we are initially focused, are relatively small, it may be difficult to successfully identify patients for inclusion in clinical trials. This is especially important as we may offer to certain volunteers of our natural history study enrollment in potential future interventional clinical trials for ALSP and therefore any potential delays in enrollment in the natural history study could have adverse consequences for our clinical development program for iluzanebart.

In addition, we may experience delays or disruptions in the initiation of or enrollment in our clinical trials due to external factors such as changes in local site or IRB policies, availabilities or changes of site staff, or a public health crisis. Furthermore, some of our competitors have ongoing clinical trials for therapeutic candidates that treat the same indications we plan to target with our therapeutic candidates, such as AD and rare leukoencephalopathies and leukodystrophies, and may in the future initiate trials in our lead clinical indication, ALSP. Accordingly, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ therapeutic candidates. Patient enrollment or trial completion may be affected by other factors including:

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

The results from early preclinical studies of a therapeutic candidate may not predict the results of later preclinical studies and any clinical trials of the therapeutic candidate. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of iluzanebart, and although iluzanebart has been studied in a Phase 1 clinical trial in healthy volunteers and is being studied in a Phase 2 clinical trial in ALSP patients, we have not completed any trials in ALSP patients, and we do not know whether its performance in its prior clinical trial and preclinical studies will be indicative of the performance of iluzanebart in ALSP patients. Similarly, although VG-3927 has been studied in preclinical studies and a recently completed Phase 1 clinical trial, we do not know whether its performance in preclinical studies or its prior clinical trial will be indicative of the performance of VG-3927 in future clinical trials or in AD patients, nor do we know whether performance of our other potential therapeutic candidates in preclinical studies will be indicative of their performance in clinical trials. The positive results we have observed for our therapeutic candidates in early, GLP and non-GLP preclinical studies, animal and in vitro models may not be predictive of our future clinical trials in humans. This may be a result of technical challenges unique to that program or due to biology risk, which is unique to every program. As we progress our programs through clinical development, there may be new technical challenges that arise that cause an entire program to fail. Furthermore, for some indications that we are considering or pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. Unexpected observations or toxicities observed in these studies, or in IND-enabling studies for any of our other development programs, could delay clinical trials for iluzanebart, VG-3927 or our other development programs.

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

Prior to seeking accelerated approval, we plan to seek feedback from the FDA, EMA or comparable foreign regulatory authorities and evaluate our ability to seek and receive such accelerated approval. Regulatory authorities may not agree with our proposed clinical development plans, and there can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA for accelerated approval or any other form of expedited development, review or approval. For example, following our Type C meetings with the FDA, the agency stated it was open to considering the accelerated approval pathway for iluzanebart in ALSP and we continue to engage with the agency regarding this possibility. However, as we continue to engage with FDA and receive feedback from the Agency, there can be no assurance that we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, including from EMA or comparable foreign regulatory authorities, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further preclinical or clinical studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our therapeutic candidate would result in a longer time period to commercialization of such therapeutic candidate, could increase the cost of development of such therapeutic candidate and could harm our competitive position in the marketplace. Moreover, even if we are able to obtain accelerated approval for any of our therapeutic candidates, there is no guarantee that post-approval studies will be able to confirm the clinical benefit, which could cause FDA to withdraw our approval.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may also designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a therapeutic candidate as an orphan drug if it is a drug intended to treat a rare condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, a product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, (2) either (i) such condition affects no more than five in ten thousand persons in the European Union when the application is made, or (ii) without the benefits derived from orphan status, it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment in its development, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the product would be of significant benefit to those affected by that condition. In the U.S., orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers, and it may entitle the therapeutic to exclusivity in the U.S. and the European Union. Regulatory authorities may not grant our requests for orphan designation, or may require submission of additional data before making such determination. For example, even though we obtained orphan drug designation from the FDA in the U.S. and an orphan medicinal product designation in the European Union for iluzanebart, we may not be able to obtain orphan drug designation from other health authorities or for other product candidates in the future. Further, even after obtaining orphan drug designation for a therapeutic candidate, including iluzanebart, we may not be able to obtain or maintain orphan drug exclusivity for that therapeutic candidate. Legislation has been proposed by the European Commission that, if approved and implemented, has the potential in some cases to shorten the ten-year period of orphan marketing exclusivity.

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

In July 2020, we acquired an exclusive, royalty-bearing license to certain intellectual property rights owned or controlled by Amgen, to commercially develop, manufacture, use, distribute and sell therapeutic products containing compounds that bind to TREM2 (the Amgen Agreement). Under the Amgen Agreement, as initial consideration for the license, we paid an upfront payment of $500,000 and also issued 8,891,659 shares of our Series A preferred stock to Amgen; all of our then outstanding preferred stock converted into common stock at our initial public offering in January 2022. As additional consideration for the license, we are required to pay Amgen up to $80.0 million in the aggregate upon the achievement of specified regulatory milestones for the first monoclonal antibody TREM2 agonist (mAb) product and the first small molecule TREM2 agonist product and aggregate milestone payments of up to $350.0 million upon the achievement of specific commercial milestones across all such mAb products and small molecule products. No regulatory or commercial milestones have been achieved to date under the license agreement. We are also required to pay tiered royalties of low to mid-single-digit percentages on annual net sales of the products covered by the license. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition. For more information on the terms of the license agreement with Amgen, see "Business-Exclusive License Agreement with Amgen Inc."

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

Moreover, if some of our in-licensed patent and other intellectual property rights in the future become subject to third-party interests such as co-ownership and we are unable to obtain an exclusive license to such third-party co-owners’ interest, in such patent and other intellectual property rights, the third-party co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. Additionally, we or our licensors may need the cooperation of any such co-owners of our licensed patent and other intellectual property rights in order to enforce them against third parties, and such cooperation may not be provided to us or our licensors.

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

Changes in either the patent laws or interpretation of patent laws in the U.S. and worldwide, including patent reform legislation such as the Leahy-Smith America Invents Act (the Leahy-Smith Act), could increase the uncertainties and costs surrounding the prosecution of any owned or in-licensed patent applications and the maintenance, enforcement or defense of any current in-licensed issued patents and issued patents we may own or in-license in the future. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. After March 2013, under the Leahy- Smith Act, the U.S. transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of patents to issue based on our in-licensed patent applications and issued patents we may own or in-license in the future, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The Leahy-Smith Act also includes a number of significant changes that may affect patent litigation. These include additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim unpatentable even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to review patentability of our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We currently own or exclusively license intellectual property rights covering certain aspects of our therapeutic programs. Other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our therapeutic programs and other proprietary technologies we may develop. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or therapeutic candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by us. In this case, the holders of such patents may be able to block our ability to commercialize the infringing products or technologies unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize the infringing products or technologies or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks.

We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Such third-party registered trademark owners may seek and obtain a court order that could prevent us from continuing to use our trademarks or trade names or order a payment of monetary damages. Our efforts to enforce, protect or defend our proprietary rights related to trademarks, trade names, domain name or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

In the U.S., there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and is constantly evolving. By way of example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates (individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity). Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. Through executive and legislative action, the federal government has also taken steps to restrict data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons affiliated with China, Russia, and other countries of concern.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act ("CCPA") is a comprehensive privacy law that creates individual privacy rights and places stringent privacy and security obligations on businesses covered by the law, including obligations to provide detailed disclosures to California consumers about their data collection, use and sharing practices and provide such consumers with ways to opt out of certain uses of sensitive personal information. It also provides for civil penalties for violations and allows for a private right of action for data breaches that is expected to increase data breach litigation. The law also created a new state regulatory agency that was vested with authority to implement and enforce the CCPA. Additionally, comprehensive privacy laws akin to the CCPA have been passed in numerous other states, and, with bills being proposed in several other states, it is quite possible that other U.S. states will follow suit. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new obligations on regulated businesses, including, in some instances, broader data security requirements but unlike the CCPA, which also applies to personal information collected in the business-to-business and human resources contexts, to date, the other state privacy laws are generally limited to personal information collected from consumers. In addition to these comprehensive consumer privacy laws and proposals, a number of other states have passed or proposed more limited privacy laws that focus on specific privacy issues such as biometric data and the privacy of health and medical information, such as Washington state’s My Health My Data Act. The existence of privacy laws in different states in the country will make our compliance obligations more complex and costly.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, Executive Order 14117 of February 28, 2024, Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Compromise of our data security or of third parties with whom we do business or on which our services and operations rely, failure to prevent or mitigate the loss of confidential or protected information, including personal or business information, and delays in detecting, remediating, or providing prompt notice of any such compromise or loss could disrupt our operations, harm our reputation, result in loss of business or customers, subject us to litigation, government action or other additional costs and liabilities that could adversely affect our business, financial condition and operating results. Any reputational damage resulting from breach of our security measures could create distrust of our company. In addition, our insurance coverage may not be adequate to cover costs, expenses and losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to investigate, respond to and remediate a security incident or compromise, including a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security incidents or to address and alleviate problems caused by such disruptions, compromises, incidents, or breaches, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, including legal counsel, which could materially and adversely affect our business, financial condition and results of operations.

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

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all, or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our therapeutic candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information, please see “Business – Government Regulation – Coverage and Reimbursement.”

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

Under current law, unused U.S. federal net operating losses generated for tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely. Such U.S. federal net operating losses generally may not be carried back to prior taxable years, except that, net operating losses generated in 2018, 2019 and 2020 may be carried back to each of the five tax years preceding the tax years of such losses. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. In addition, both our current and our future unused U.S. federal net operating losses and tax credits may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. The completion of private placements and other transactions that have occurred since inception, may trigger such ownership change pursuant to Section 382 and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Any such limitation, whether as the result of the mergers, prior private placements, sales of our common stock by our existing stockholders, or additional sales of our common stock by us after the mergers, could have a material adverse effect on our results of operations in future years. Our net operating losses and tax credits may also be impaired or restricted under state law. As of December 31, 2024, we had approximately $133.6 million of U.S. federal and $137.2 million of state net operating loss carryforwards due to prior period losses. Our federal NOLs can be carried forward indefinitely and our State NOLs expire at various dates beginning in 2040.

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

To induce valuable employees to remain at our company, in addition to salary, benefits, and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. For example, employment of our key employees is at-will, which means that any of our employees could leave our employment at any time, with or without notice. To provide added incentives to retain and motivate key contributors, in May 2024, our board of directors approved a stock option repricing. In addition, at our 2024 Annual Meeting of Stockholders, our stockholders approved a Certificate of Amendment to our Third Amended and Restated Certificate of Incorporation to provide for the exculpation of our executive officers, as permitted under Delaware law, which amendment became effective on June 5, 2024. Despite this, we may have difficulty retaining key personnel, which could adversely affect our business and further development of our product candidates.

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

As of February 28, 2025, we had 69 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receive marketing approval, sales, marketing and distribution. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including identifying, recruiting, integrating, maintaining and motivating additional employees and managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

We further define and evaluate competition based on the nature of the disease or disorder that is potentially addressed by our product candidates. For instance, we consider competition more broadly in the context of rare diseases and more narrowly for diseases or disorders that are common. That is, we are more apt to consider a third party a competitor if it is clinically developing a therapeutic for the same rare disease in which we are developing our product candidates, irrespective of the molecular target of the third-party therapeutic. On the other hand, we are less inclined to consider a third party a competitor in the case of a common disease, unless the third party is clinically developing a therapeutic that targets the same molecular target as our product candidates. Nevertheless, the competitive landscape, particularly for common diseases, is highly complex and can be influenced by the success or failure of third-party therapeutics that are being developed for the same disease or disorder as our product candidates. As a result, our share price may be positively or negatively influenced by the activities of such third parties irrespective of whether we consider them to be a competitor or not.

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
•
VG-3927 for AD: third parties developing therapeutics targeting TREM2 include Novartis AG which is developing VHB937, a TREM2 targeting antibody, for amyotrophic lateral sclerosis and Alzheimer's Disease. In addition, there are many third parties pursuing clinical development of therapeutics for AD. The University of Oxford in collaboration with Janssen Pharmaceutica NV has reported a Phase I trial of JNJ-40346527 (edicotinib), a small molecule CSF-1R antagonist. Elixiron Immunotherapeutics, Inc. has reported a Phase I trial of EI-1071, a small molecule that inhibits the tyrosine kinase activity of CSF-1R. In addition, there are others developing therapeutics for AD that do not target TREM2. Notable examples include those that are based on reduction of ß-amyloid plaques, such as LEQEMBI™ (lecanemab-irmb), which is from Biogen, Inc. and was FDA approved in 2023. Also, in July 2024, the FDA approved Kisunla™(donanemab) which is marketed by Eli Lilly for the treatment of people living with early symptomatic AD. Other ß-amyloid therapeutics and additional approaches for AD are being pursued by Roche (Genentech) and others.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 37% of our outstanding voting stock as of February 28, 2025 based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. As of December 31, 2024, we have sold 2,887,021 shares of common stock under our ATM program. Subsequent to December 31, 2024 through March 11, 2025, we sold 5,784,772 shares of common stock under our ATM program. Additionally, pursuant to our 2021 Stock Option and Incentive Plan (2021 Plan), our management is authorized to grant stock options to our employees, directors and consultants. Unless the administrator of the 2021 Plan elects otherwise, the number of shares reserved under our 2021 Plan increases annually by up to five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 and our stockholders will experience additional dilution, which could cause our stock price to fall. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

Our board of directors has the authority, without stockholder approval, to issue preferred stock which may include rights superior to the rights of the holders of common stock. The conversion of such preferred stock to common stock and any potential resales could adversely affect the market price of our common stock and result in dilution to existing shareholders.

In June 2024, we created and established the rights of the Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”) and issued 537,634 shares of Series A Preferred Stock to Aventis Inc., a wholly-owned subsidiary of Sanofi (Sanofi), all of which are outstanding as of the date of this filing. Each share of Series A Preferred Stock is convertible into ten shares of common stock. We cannot predict the time at which Sanofi may elect to exercise its conversion rights or the effect that future sales of the as-converted common stock would have on the market price of our common stock or the percentage of ownership of our existing shareholders.

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

Recently, federal agencies in the U.S. have been operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

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

In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or the ongoing war in Ukraine and the conflict in the Middle East, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability, and volatility in the global markets and our ability to work with vendors in such geographic regions. Legislation was proposed in 2024 in the U.S. Congress that, if enacted, would have negatively impacted U.S. funding for certain Chinese biotechnology providers, including some of our vendors, who have relationships with certain foreign governments or which pose a threat to national security. While Congress did not pass this legislation, similar future legislation may be proposed. The potential downstream adverse impacts of any such restrictions on entities having only commercial relationships with any impacted Chinese biotechnology providers is unknown but could include supply chain disruptions or delays. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays.

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

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors have, from time to time, experienced threats and security incidents relating to our and our third-party vendors’ information systems. See Item 1A “Risk Factors” in this Annual Report on Form 10K for more information.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “VIGL” since the initial public offering of our common stock on January 7, 2022. Prior to that time, there was no public market for our common stock. As of February 28, 2025, there were 6 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biotechnology company dedicated to improving the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia. Microglia are the sentinel immune cells of the brain and play a critical role in maintaining central nervous system (CNS) health and responding to damage caused by disease. Leveraging recent research implicating microglial dysfunction in neurodegenerative diseases, we utilize a precision medicine approach to develop a pipeline of therapeutic candidates, initially addressing genetically defined patient subpopulations, that we believe will activate and restore microglial function. Our first therapeutic candidates are designed to activate Triggering Receptor Expressed on Myeloid Cells 2 (TREM2), a key microglial receptor protein that mediates responses to environmental signals in order to maintain brain health and whose dysfunction is linked to neurodegeneration. We have two clinical programs that are designed to target TREM2. Our lead clinical candidate, iluzanebart, is a fully human monoclonal antibody (mAb) TREM2 agonist that is currently being studied in a Phase 2 clinical trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP), a rare and fatal neurodegenerative disease. We plan to report data from the Phase 2 trial in ALSP in the second quarter of 2025. Our second clinical candidate, VG-3927, is an orally bioavailable small molecule TREM2 agonist that is being developed for the potential treatment of Alzheimer's disease (AD). We reported Phase 1 data from our VG-3927 program in January 2025 and plan to initiate a Phase 2 trial in AD patients in the third quarter of 2025.

We believe that each therapeutic candidate in our pipeline has the potential to be developed for multiple neurodegenerative diseases. Our precision medicine approach focuses on indications where there are strong, genetic mechanistic or biochemical associations to microglial dysfunction and then utilizes findings from these efforts to inform expansion into broader populations and additional indications of neurodegenerative diseases. We believe our strategy has the potential to mitigate downstream translational risk as we seek to advance our programs through early development and into the clinic. We believe this iterative, sequential approach is a key differentiator, potentially allowing us to generate clinical proof-of-concept (PoC) efficiently and leverage our initial development programs as well as research by others, in pursuing additional neurodegenerative disease opportunities.

Our lead clinical candidate, iluzanebart, is currently being studied in IGNITE, a Phase 2 clinical trial and the first-ever interventional trial in ALSP patients. ALSP is a rare, inherited, autosomal dominant neurological disease with high penetrance. ALSP is caused by a loss-of-function mutation in the Colony Stimulating Factor 1 Receptor (CSF1R), a receptor that shares a common downstream signaling pathway with TREM2. Based on analysis from the UK Biobank genome sequencing data published in Neurology Genetics by Wade et al. (2024), we estimate the U.S. prevalence of ALSP to be approximately 19,000 with an estimated combined EU and UK prevalence of approximately 29,000. There are currently no approved therapies for ALSP, underscoring the unmet need for people living with this serious, rapidly progressing disease. The Food and Drug Administration (FDA) has granted Fast Track designation and orphan drug designation for iluzanebart for the treatment of ALSP. The European Commission has also granted orphan drug designation for iluzanebart.

In November 2023, we reported interim data from the ongoing Phase 2 IGNITE trial from the first 6 patients following 6 months of treatment with 20 mg/kg of iluzanebart. These data further supported the favorable safety, tolerability, pharmacokinetics (PK) and pharmacodynamics (PD) profile of iluzanebart previously demonstrated in the Phase 1 single ascending dose/multiple ascending dose (SAD/MAD) trial of iluzanebart in healthy volunteers. Importantly, iluzanebart demonstrated clear target engagement as measured by changes in soluble TREM2 (sTREM2), soluble CSF1R (sCSF1R), and osteopontin/secreted phosphoprotein 1 (SPP1) in cerebral spinal fluid (CSF). Individual ALSP patients treated with iluzanebart also demonstrated directionally supportive changes in magnetic resonance imaging (MRI) and neurofilament light chain (NfL) biomarkers. Enrollment for the Phase 2 IGNITE trial was completed in March 2024 with 20 patients enrolled in the trial. The final analysis from the Phase 2 IGNITE trial is planned for the second quarter of 2025 and will include data from all patients at 12 months dosed with either 20 mg/kg or 40 mg/kg of iluzanebart.

In addition to IGNITE, we are also conducting ILLUMINATE, a natural history study of symptomatic and prodromal carriers of CSF1R mutations that are pathogenic for ALSP. We define individuals as being symptomatic if they have MRI evidence and three or more characteristic clinical symptoms of ALSP or as being prodromal if they have early MRI evidence of ALSP and less than three clinical symptoms. The purpose of this study is to better characterize disease progression, inform our clinical trial design, and facilitate recruitment into our clinical trials. The ILLUMINATE study is focused on understanding MRI findings and certain fluid biomarker levels in symptomatic ALSP participants and the potential for those biomarkers to act as measurable descriptors of ALSP disease pathophysiology and progression. In November 2023, we reported findings from the ongoing ILLUMINATE study. These results provided critical insights on MRI and fluid biomarkers and how they present in ALSP. Specifically, sCSF1R levels were altered in both prodromal and symptomatic ALSP patients, positioning this measure as an emerging biomarker of ALSP disease pathology. Similarly, NfL levels were highly elevated in symptomatic ALSP patients, suggesting this biomarker may be useful in characterizing active neurodegeneration in ALSP. These data also showed that MRI measurements on ventricular volume and gray matter volume are also emerging as measurable indicators of disease progression. Based on 12-month data from ILLUMINATE we have also observed a statistically significant correlation between MRI biomarkers and cognitive changes.

Engagement with our stakeholders, including patients and scientific and provider communities, is central to our approach in rare neurodegenerative diseases. We have established the world’s first patient-facing ALSP informational website to build disease awareness and actively support patient advocacy organizations. Through this work, we have created a strong global network of key opinion leaders (KOLs), centers of excellence, and genetic counseling practices that each treat ALSP patients and work with families affected by the disease. In May 2023, we launched ALSPAware, a program providing no-cost genetic testing to aid in the diagnosis of ALSP as well as supportive counseling services. Developed with both patients and healthcare providers in mind, the program includes a no-cost single gene confirmatory test for individuals with a family history of ALSP and a custom gene panel available for physicians to use in diagnosing late onset neurodegenerative diseases. Trained genetic counselors are available to facilitate testing and discuss results, and participants will have access to a range of specialized information and services created to support participants and their families.

In addition to iluzanebart, we are developing VG-3927, our orally bioavailable small molecule TREM2 agonist for the treatment of common neurodegenerative diseases associated with microglial dysfunction, with initial development for the treatment of AD. In January 2025, we reported complete data from the Phase 1 clinical trial evaluating VG-3927 for the potential treatment of AD. The Phase 1 SAD/MAD trial assessed the safety, tolerability, PK, and PD of VG-3927 across 14 cohorts, including 8 SAD cohorts of healthy volunteers up to a 140mg dose and 4 MAD cohorts of healthy volunteers up to a 50mg dose. The trial also included a multiple dose elderly cohort and a single dose cohort of AD patients, including some participants who carry TREM2 or other genetic risk factors for AD. The trial enrolled a total of 115 participants with 89 participants receiving VG-3927, including 34 participants that were 55 years of age and older. These data demonstrated a favorable safety and tolerability profile across all cohorts, including the elderly cohort. All related adverse events were mild or moderate in severity and self-resolving without drug discontinuations. No serious AEs were reported. In addition, VG-3927 was observed to be highly CNS penetrant with a favorable and predictable PK profile that supports once-daily dosing. Importantly, VG-3927 achieved a robust and dose-dependent reduction of sTREM2 of up to approximately 50% in the CSF demonstrating a strong PK/PD relationship, sustained functional target engagement and TREM2 agonist activity.

Genome wide association studies (GWAS) have shown that a specific mutation in a TREM2 variant (R47H) is one of the strongest genetic risk factors for AD, second in magnitude only to that associated with the apolipoprotein E4 (ApoE4) genotype. We included genetic variants of TREM2 in our Phase 1 trial, the data from which indicated that the PK profile and sTREM2 reduction of VG-3927 observed in AD patients were consistent with results from healthy volunteers and similar across evaluated TREM2 and ApoE genetic variants supporting development in AD across genotypes. The PK profile and sTREM2 reduction observed in the elderly cohort were also consistent with results from healthy volunteers. Based on the Phase 1 results and preclinical profile of VG-3927, we plan to advance a once-daily oral dose of 25mg that fully engages the desired pharmacology and expect to initiate the Phase 2 trial in the third quarter of 2025.

VG-3927 has a novel mode of action that acts as both an agonist and a positive allosteric modulator (PAM), which may amplify functional responses around sites of pathology leading to strong modulation of microglia and potentially greater neuroprotection. VG-3927 is designed to enhance protective microglial responses to aggregated amyloid and tau without increasing inflammation. In contrast to antibody TREM2 agonists, VG-3927 maximizes receptor activation and microglial function because it does not bind to sTREM2, which may increase its access to the site of therapeutic action in AD. Additionally, VG-3927 does not have an Fc (fragmented crystallizable region) domain, which engages elements of the immune system that have been associated with increased risk of amyloid-related imaging abnormalities (ARIA). Collectively across preclinical and clinical data, these key differentiators create a compelling profile for VG-3927 as an investigational next-generation therapy for the treatment of AD.

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

Recent Developments

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. Through March 11, 2025, we have raised approximately $376.5 million in gross proceeds primarily from equity offerings, including $180.0 million from convertible preferred stock, $98.0 million from our initial public offering (IPO) of our common stock, $53.2 million in private placement sales of our common stock, $21.8 million from the sale of pre-funded warrants, and $23.5 million from at-the-market, or ATM, offerings. As of December 31, 2024, we had $97.8 million of cash, cash equivalents, and marketable securities.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current therapeutic candidates or any future therapeutic candidates. Our accumulated deficit was $222.8 million at December 31, 2023 and $307.0 million at December 31, 2024, respectively. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future therapeutic candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

The table below summarizes our research and development expenses incurred by program:

	December 31, 2024	December 31, 2023
	($ in thousands)
Direct, external research and development expenses by program:
Iluzanebart	$13,057	$19,728
Small molecule TREM2	21,477	17,741
Unallocated research and development expenses:
External costs and other	4,348	2,617
Facilities, personnel-related, and other	23,424	20,848
Total research and development expenses	$62,306	$60,934

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credits will be realized. As of December 31, 2024, we had federal NOL carryforwards of approximately $133.6 million and state NOL carryforwards of approximately $137.2 million which may be available to offset future taxable income and begin to expire in 2040. The total federal NOL of $133.6 million are not subject to expiration. As of December 31, 2024, we also had federal and state tax research and development credit carryforwards of approximately $12.2 million and $3.6 million, respectively, to offset future tax liabilities, which begin to expire in 2040. We have recorded a full valuation allowance against our net deferred tax assets at December 31, 2024. As of December 31, 2024, we had no unrecognized tax benefits.

Results of Operations

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

The following table summarizes our results of operations for the year ended December 31, 2024 compared with year ended December 31, 2023:

	December 31, 2024	December 31, 2023	Change
	($ in thousands)
Operating expenses:
Research and development	$62,306	$60,934	$1,372
General and administrative	27,377	27,932	(555)
Total operating expenses	89,683	88,866	817
Loss from operations	(89,683)	(88,866)	(817)
Other income (expense):
Interest income, net	5,418	6,241	(823)
Other income (expense), net	9	(13)	22
Total other income, net	5,427	6,228	(801)
Net loss	$(84,256)	$(82,638)	$(1,618)

Research and Development Expenses

Research and development expenses were $62.3 million for the year ended December 31, 2024, as compared to $60.9 million for the year ended December 31, 2023. The increase of $1.4 million consisted primarily of the following:

•
$3.7 million of small molecule TREM2 agonist program expenses, primarily driven by an increase of $5.5 million in clinical expenses for VG-3927, partially offset by a decrease of $1.9 million in preclinical expenses;
•
$2.6 million of personnel-related, facilities, and other expenses, of which $2.0 million related to personnel-related costs, including salaries, bonuses, and other headcount-related costs, including stock-based compensation of $0.1 million, and $0.5 million of lease, depreciation, and facilities expenses; and
•
$1.7 million of other external expenses, which is primarily driven by general research activities.

The increases in research and development expenses were partially offset by a decrease of $6.7 million in iluzanebart-related activities, primarily driven by a decrease in manufacturing-related expenses, clinical related expenses, and pre-clinical expenses.

General and Administrative Expenses

General and administrative expenses were $27.4 million for the year ended December 31, 2024, as compared to $27.9 million for the year ended December 31, 2023. The decrease of $0.5 million consisted primarily of the following:

•
$2.2 million of professional fees, including legal, accounting and other expenses; and
•
$0.4 million of business insurance expenses.

The decrease in general and administrative expenses were offset by a net increase of $2.1 million related to personnel-related costs, including salaries, bonuses, and other headcount-related costs, including stock-based compensation of $1.1 million.

Interest Income, net

Interest income, net was $5.4 million for the year ended December 31, 2024, as compared to $6.2 million for the year ended December 31, 2023. The decrease of $0.8 million was due to a decrease in our cash equivalents and marketable securities from prior period which resulted in lower interest income being generated.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our therapeutic candidates. Since our inception through December 31, 2024, we have funded our operations primarily with net proceeds from sales of our convertible preferred stock and common stock totaling gross proceeds of approximately $362.8 million. Subsequent to December 31, 2024 through March 11, 2025, we also raised gross proceeds from our sales of our common stock of approximately $13.7 million. As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $97.8 million.

During 2024, we sold 2,887,021 shares of common stock under our Open Market Sales Agreement, or the Sales Agreement, at an average price of $3.41 per share, for net proceeds after deducting commissions and other offering expenses of $9.5 million. Subsequent to December 31, 2024 through March 11, 2025, the Company sold 5,784,772 shares of common stock under the Sales Agreement at an average price of $2.36 per share, for net proceeds of $13.3 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	December 31, 2024	December 31, 2023
	($ in thousands)
Net cash used in operating activities	$(51,223)	$(70,363)
Net cash provided (used) by investing activities	8,760	(65,138)
Net cash provided by financing activities	29,490	888
Net increase in cash, cash equivalents and restricted cash	$(12,973)	$(134,613)

Operating Activities

During the year ended December 31, 2024, operating activities consisted primarily of our net loss of $84.3 million and $1.5 million amortization of premium/discount on marketable securities. This was partially offset by cash proceeds of $20.0 million from the contract liability related to the Securities Purchase Agreement with Sanofi, $2.6 million of changes in operating assets and liabilities, excluding the contract liability, $10.1 million of stock-based compensation expense, $0.5 million of depreciation and amortization, and $1.4 million in non-cash operating lease expenses. The net loss primarily consisted of $62.3 million of research and development expenses, $27.4 million of general and administrative expenses partially offset by $5.4 million in interest income, net.

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

Investing Activities

During the year ended December 31, 2024, net cash provided from investing activities consisted of $89.6 million of proceeds from the sales and maturities of marketable securities, partially offset by $80.8 million of purchases of marketable securities.

During the year ended December 31, 2023, net cash used for investing activities consisted of $147.5 million of purchases of marketable securities and $0.7 million of capital expenditures, partially offset by $83.0 million of proceeds from the sales and maturities of marketable securities.

Financing Activities

During the year ended December 31, 2024, net cash provided from financing activities consisted of $19.8 million in proceeds from issuance of Series A preferred stock from the Securities Purchase Agreement with Sanofi, net of offering costs, $9.6 million in proceeds from issuance of common stock from the ATM, net of offering costs, and $0.1 million from the exercise of options.

During the year ended December 31, 2023, net cash provided from financing activities consisted of $0.9 million from the exercise of options, partially offset by $23 thousand related to finance lease obligations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $97.8 million. Interest income is sensitive to changes in the general level of interest rates. Our surplus cash has been invested in securities issued by the U.S. government and its agencies, investment-grade corporate bonds, and money market funds. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short- and intermediate-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates. As of December 31, 2024, and December 31, 2023, we had no debt outstanding. Therefore, we are not exposed to interest rate risk with respect to debt.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework" (2013). Based on the assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts, United States, PCAOB Auditor ID 238.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Not applicable.

107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vigil Neuroscience, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vigil Neuroscience, Inc. and its subsidiary (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations since inception, has an accumulated deficit, has an expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 13, 2025

We have served as the Company’s auditor since 2021.

VIGIL NEUROSCIENCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$39,019	$51,992
Marketable securities	58,776	65,948
Prepaid expenses and other current assets	2,789	3,967
Total current assets	100,584	121,907
Property and equipment, net	1,319	1,745
Operating lease right-of-use assets	14,740	16,147
Financing lease right-of-use assets	28	49
Restricted cash	927	927
Other assets	93	83
Total assets	$117,691	$140,858
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,967	$1,946
Contract liability	20,009	—
Accrued expenses and other current liabilities	11,135	8,810
Operating lease liabilities	1,036	905
Total current liabilities	34,147	11,661
Operating lease liabilities, net of current portion	11,909	12,945
Total liabilities	46,056	24,606
Commitments and contingencies (Note 14)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 537,634 shares issued and outstanding at December 31, 2024 and 0 share issued and outstanding at December 31, 2023	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2024 and December 31, 2023; 40,931,085 shares issued as of December 31, 2024 and 35,929,035 shares issued as of December 31, 2023; and 40,886,762 shares outstanding as of December 31, 2024 and 35,884,712 shares outstanding as of December 31, 2023	4	4
Additional paid-in capital	378,632	339,025
Accumulated other comprehensive income (loss)	27	(5)
Accumulated deficit	(307,028)	(222,772)
Total stockholders’ equity	71,635	116,252
Total liabilities and stockholders’ equity	$117,691	$140,858

The accompanying notes are an integral part of these consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating expenses:
Research and development (1)	$62,306	$60,934
General and administrative	27,377	27,932
Total operating expenses	89,683	88,866
Loss from operations	(89,683)	(88,866)
Other income (expense):
Interest income, net	5,418	6,241
Other income (expense), net	9	(13)
Total other income (expense), net	5,427	6,228
Net loss	$(84,256)	$(82,638)
Net loss per share attributable to common stockholders, basic and diluted	$(2.07)	$(2.13)
Weighted-average common shares outstanding, basic and diluted	40,668,444	38,712,207
Comprehensive loss:
Net loss	$(84,256)	$(82,638)
Unrealized gain (loss) on available for sale securities	32	(5)
Total comprehensive loss	$(84,224)	$(82,643)

(1) Includes related party amounts of $0 for the year ended December 31, 2024, and $50 for the year ended December 31, 2023 (see Note 13).

The accompanying notes are an integral part of these consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	54,179,688	$161,939	1,724,950	$—	$2,386	$—	$(71,829)	$(69,443)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(54,179,688)	(161,939)	19,536,870	2	161,937	—	—	161,939
Issuance of common stock from initial public offering, net of issuance costs of $10.0 million	—	—	7,000,000	1	87,985	—	—	87,986
Issuance of common stock from PIPE, net of issuance costs of $2.6 million	—	—	7,293,084	1	50,594	—	—	50,595
Issuance of prefunded warrants for the purchase of common stock, net of issuance costs of $1.1 million	—	—	—	—	20,678	—	—	20,678
Exercise of stock options	—	—	65,431	—	154	—	—	154
Stock-based compensation expense	—	—	—	—	5,477	—	—	5,477
Net loss	—	—	—	—	—	—	(68,305)	(68,305)
Balances at December 31, 2022	—	$—	35,620,335	$4	$329,211	$—	$(140,134)	$189,081
Exercise of stock options	—	—	264,377	—	911	—	—	911
Stock-based compensation expense	—	—	—	—	8,903	—	—	8,903
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(82,638)	(82,638)
Balances at December 31, 2023	—	$—	35,884,712	$4	$339,025	$(5)	$(222,772)	$116,252
Issuance of common stock, net of issuance costs	—	—	2,887,021	—	9,542	—	—	9,542
Issuance of Series A Non-voting Convertible Preferred Stock, net of issuance costs of $0.2 million	537,634	—	—	—	19,810	—	—	19,810
Exercise of pre-funded warrants	—	—	2,054,795	—	—	—	—	—
Exercise of stock options	—	—	60,234	—	138	—	—	138
Stock-based compensation expense	—	—	—	—	10,117	—	—	10,117
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	(84,256)	(84,256)
Balances at December 31, 2024	537,634	$—	40,886,762	$4	$378,632	$27	$(307,028)	$71,635

The accompanying notes are an integral part of these consolidated financial statements

VIGIL NEUROSCIENCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net loss	$(84,256)	$(82,638)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation expense	10,117	8,903
Non-cash operating lease expense	1,407	1,364
Depreciation and amortization	453	399
Amortization of premium/discount on marketable securities	(1,546)	(1,481)
Realized gain on investments	(16)	(8)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,177	4,183
Other non-current assets	(10)	(83)
Accounts payable	21	5
Contract liability	20,009	—
Accrued expenses and other current liabilities	2,326	(384)
Operating lease liabilities	(905)	(623)
Net cash used in operating activities	(51,223)	(70,363)
Cash flows from investing activities:
Purchases of marketable securities	(80,852)	(147,468)
Proceeds from sales and maturities of marketable securities	89,617	83,004
Purchases of property and equipment	(5)	(674)
Net cash used in investing activities	8,760	(65,138)
Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock, net of offering costs	19,810	—
Proceeds from issuance of common stock, net of offering costs	9,542	—
Payments of finance lease obligations	—	(23)
Proceeds from stock options exercised	138	911
Net cash provided by financing activities	29,490	888
Net increase in cash and cash equivalents	(12,973)	(134,613)
Cash, cash equivalents and restricted cash at beginning of period	52,919	187,532
Cash, cash equivalents and restricted cash at end of period	$39,946	$52,919
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$14,319
Prepaid rent reclassified to right-of-use-assets	$—	$2,887

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

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $97.8 million. The Company has incurred recurring losses since its inception, and as of December 31, 2024, the Company had an accumulated deficit of $307.0 million.

On March 21, 2023, the Company entered into an Open Market Sales Agreement, or the ATM facility, with Jefferies LLC, or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock, through the Agent, as its sales agent. As of December 31, 2024, the Company sold 2,887,021 shares of common stock under the ATM facility at an average price of $3.41 per share, for net proceeds after deducting commissions and other offering expenses of $9.5 million. Subsequent to December 31, 2024 through March 11, 2025, the Company sold 5,784,772 shares of common stock under the ATM facility at an average price of $2.36 per share, for net proceeds of $13.3 million.

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

Based on its recurring losses from operations incurred since inception, accumulated deficit, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations, as of March 13, 2025, the issuance date of the consolidated financial statements for the year ended December 31, 2024, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these consolidated financial statements are issued.

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

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities when purchased of three months or less that are readily convertible to known amounts of cash to be cash equivalents. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments. At December 31, 2024 and December 31, 2023, the Company’s cash equivalents were in money market funds and government securities. As of each balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets that sum to the total of the amounts reported in the consolidated statement of cash flows (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$39,019	$51,992
Restricted cash, non-current	927	927
Total cash, cash equivalents and restricted cash	$39,946	$52,919

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. The Company had no deferred offering costs recorded as of December 31, 2024 or December 31, 2023.

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

The Company is dependent on a limited number of third parties that provide license rights used by the Company in the development and potential commercialization of its therapeutic candidates and programs. From inception through December 31, 2024, the Company’s research and development programs primarily relate to rights conveyed by Amgen, Inc. (“Amgen”) (see Note 12). The Company could experience delays in the development and potential commercialization of its therapeutic candidates and programs if the Amgen license arrangement or any other license agreement utilized in the Company’s research and development activities is terminated, if the Company fails to meet the obligations required under its arrangements, or if the Company is unable to successfully secure new strategic alliances or licensing agreements.

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

Classification of Preferred Stock

The Company’s Series A non-voting convertible preferred stock is classified in stockholders’ deficit in the consolidated balance sheet because the holder participates in dividends in the same form as dividends paid on shares of common stock, the shares are only redeemable upon a liquidation event, and each share of Series A non-voting convertible preferred stock is convertible into a predetermined amount of ten shares of common stock. The Company recorded the Series A non-voting convertible preferred stock at fair value upon issuance, net of issuance costs. See Note 7 for additional information.

Segment Information

The Company operates as a single operating segment focused on microglia biology to improve the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases through development of disease-modifying treatments that aim to restore the vigilance of microglia, the sentinel immune cells of the brain. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer ("CEO"), and reviews the Company’s financial information on an aggregated basis for purposes of assessing segment performance and allocating resources. See Note 15 for additional information.

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

The following is the summary of property and equipment and related accumulated depreciation as of December 31, 2024 and 2023 (in thousands):

	Useful Life	December 31, 2024	December 31, 2023
Computer software and equipment	3 years	$76	$71
Furniture and fixtures	5 years	138	138
Lab equipment	5 years	1,753	1,753
Leasehold improvements	Lesser of (i) useful life or (ii) lease term	233	233
Total property and equipment		2,200	2,195
Less: accumulated depreciation		(881)	(450)
Total property and equipment, net		$1,319	$1,745

Depreciation expense was $432 thousand and $378 thousand during the years ended December 31, 2024 and 2023, respectively.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment, operating lease and financing lease right-to-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. Impairment is measured based on the excess of the carrying value of the related assets over the fair value of such assets. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2024 and December 31, 2023.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company’s policy is to record estimated interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had no amounts accrued for interest and penalties in its consolidated balance sheets as of December 31, 2024 and December 31, 2023.

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

In periods in which the Company reported a net loss, diluted net loss per common share was the same as basic net loss per common share, since dilutive common shares were not assumed to have been issued if their effect was anti-dilutive. The Company reported a net loss for the years ended December 31, 2024 and December 31, 2023.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. Among other disclosure enhancements, this ASU requires all public entities, including public entities with a single reportable segment, to disclose the title and position of the entity’s CODM, and one or more measures of profit or loss reviewed by the CODM to allocate resources and assess performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application required and early adoption permitted. The Company adopted this ASU in December 2024 on a retrospective basis for all periods presented and does not believe that the adoption of this ASU has a material impact on its consolidated financial statements. See Segment Information above within this Note 2 and Note 15, for additional disclosures related to this new standard.

3. Fair Value Measurements and Financial Instruments

The following table presents the Company’s fair value hierarchy for its asset items that are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$35,183	$—	$—	$35,183
Total cash equivalents	$35,183	$—	$—	$35,183
Marketable securities
U.S. government securities	$—	$14,382	$—	$14,382
Corporate bonds	—	44,394	—	44,394
Total marketable securities	$—	$58,776	$—	$58,776
Restricted cash (non-current)	927	—	—	927
Total	$36,110	$58,776	$—	$94,886

	Fair Value Measurement at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$41,649	$—	$—	$41,649
U.S. government securities	—	1,997	—	1,997
Corporate bonds	—	2,577	—	2,577
Total cash equivalents	$41,649	$4,574	$—	$46,223
Marketable securities
U.S. government securities	$—	$21,149	$—	$21,149
Corporate bonds	—	44,799	—	44,799
Total marketable securities	$—	$65,948	$—	$65,948
Restricted cash (non-current)	927	—	—	927
Total	$42,576	$70,522	$—	$113,098

Marketable securities

The following table summarizes the Company’s marketable securities as of December 31, 2024 and December 31, 2023 (in thousands):

	At December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$14,371	$11	$—	$14,382
Corporate bonds	44,378	32	(16)	44,394
Total	$58,749	$43	$(16)	$58,776

	At December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$21,146	$5	$(2)	$21,149
Corporate bonds	44,807	31	(39)	44,799
Total	$65,953	$36	$(41)	$65,948

The contractual maturity dates of the Company’s marketable securities are less than one year.

As of December 31, 2024, the Company held 27 securities, 7 of which were in an unrealized loss position. All investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company's intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of December 31, 2024. The Company did not recognize any credit losses during the years ended December 31, 2024 and 2023. Additionally, there were $16 thousand and $8 thousand of realized gains on marketable securities for the years ended December 31, 2024 and 2023, respectively.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Research and development	$1,231	$1,563
Interest receivable	371	348
Other receivables	228	1,137
Business insurance	113	122
Other	846	797
Total	$2,789	$3,967

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Research and development	$5,734	$3,278
Payroll and employee related	4,402	4,208
Professional fees	710	1,000
Other	289	324
Total	$11,135	$8,810

6. Stock-Based Compensation

2020 Equity Incentive Plan

On September 18, 2020, the Company's board of directors adopted and its stockholders approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan was terminated and replaced by the 2021 Stock Option and Incentive Plan (the "2021 Plan") effective on January 5, 2022, immediately preceding the date on which the registration statement for the Company’s initial public offering was declared effective by the SEC; however, options or other awards granted under the 2020 Plan prior to the adoption of the 2021 Plan that have not been settled or forfeited remain outstanding and effective. The options granted under the 2020 Plan are either service-based options or performance-based options. We no longer make grants under the 2020 Plan, and any equity awards that are forfeited, cancelled, or are otherwise terminated, other than by exercise, are added to the shares of common stock available for issuance under the 2021 Plan. As of December 31, 2024, 2,213,935 options were outstanding under the 2020 Plan.

2021 Stock Option and Incentive Plan

On November 16, 2021, the Company’s board of directors adopted, and on December 3, 2021 its stockholders approved, the 2021 Plan, which became effective on January 5, 2022, immediately preceding the date on which the registration statement for the Company’s initial public offering was declared effective by the SEC. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2021 Plan was initially equal to 3,145,281. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2023 and each January 1 thereafter, by an amount equal to the lesser of (i) five percent (5%) of the cumulative number of shares of common stock issued and outstanding on the immediately preceding December 31 or (ii) such lesser number of shares of common stock as determined by the compensation committee of the board of directors (the "2021 Plan Evergreen Provision"). On January 1, 2024 and January 1, 2025, respectively, the shares reserved for future grants under the 2021 Plan increased by 1,794,235 and 2,044,338 pursuant to the 2021 Plan Evergreen Provision.

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

In March of 2024, as part of the Company's annual grant of equity, the Company granted 1,786,100 stock options to employees. As of December 31, 2024, there were 4,956,656 options outstanding under the 2021 Plan.

In March of 2025, as part of the Company's annual grant of equity, the Company granted 1,913,000 stock options to employees.

2021 Employee Stock Purchase Plan

On November 16, 2021, the Company’s board of directors adopted, and on December 3, 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the ‘‘2021 ESPP’’), which became effective on January 5, 2022, immediately preceding the date on which the registration statement for the Company’s initial public offering was declared effective by the SEC. A total of 286,127 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2021 ESPP shall cumulatively increase beginning on January 1, 2023 and each January 1 thereafter through January 1, 2032, by the least of (A) 286,127 shares of common stock, (B) one percent (1%) of the cumulative number of shares of common stock issued and outstanding on the immediately preceding December 31 or (C) such lesser number of shares of common stock as determined by the administrator of the 2021 ESPP (the "2021 ESPP Evergreen Provision"). On January 1, 2023, the shares reserved for future grants under the 2021 ESPP increased by 286,127 pursuant to the 2021 Plan Evergreen Provision. There was no increase of shares reserved for future grants under the 2021 ESPP plan on either January 1, 2024 or January 1, 2025. As of December 31, 2024, a total of 572,254 shares of common stock were reserved for issuance under this plan. No stock-based compensation expense was recognized during the year ended December 31, 2024 related to the 2021 ESPP.

Inducement Awards

The Company also maintains an inducement award program that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the twelve months ended December 31, 2024, the Company granted 330,000 options to purchase shares of the Company's common stock to new hires as inducements material to such employees entering into employment with the Company, of which 330,000 options remained outstanding as of December 31, 2024.

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

During the year ended December 31, 2024, the Company recognized incremental compensation cost of $0.9 million. At December 31, 2024, there was approximately $1.5 million of unrecognized stock-based compensation expense which is expected to be recognized on a straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.

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

The following table summarizes the activity of the Company’s options to purchase common stock for the year ended December 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	5,998,245	$6.03	$8.79	8.37	$1,082
Granted	2,633,772	2.28	3.38
Exercised	(60,234)	2.72	2.28
Forfeited	(974,583)	4.71	5.97
Expired	(307,238)	6.22	6.90
Outstanding as of December 31, 2024	7,289,962	$4.90	$7.16	7.82	$—
Vested and exercisable as of December 31, 2024	3,824,522	$5.30	$7.59	7.10	$—
Vested and expected to vest as of December 31, 2024	7,289,962	$4.90	$7.16	7.82	$—

The weighted average exercise prices and aggregate intrinsic values of the options subject to the Option Repricing in the table above are based on the original exercise prices due to the one-year retention period.

There were 264,377 options exercised for the year ended December 31, 2023. The aggregate intrinsic value of options exercised was $1.7 million for the year ended December 31, 2023. The aggregate intrinsic value of options exercised was $81 thousand for the year ended December 31, 2024.

The total fair value of options vested was approximately $10.7 million and $8.4 million during the years ended December 31, 2024 and December 31, 2023, respectively.

Stock Option Valuation

The following assumptions on a weighted-average basis were used to determine the fair value of stock options for the following periods:

	December 31, 2024	December 31, 2023
Weighted-average risk-free interest rate	4.2%	4.2%
Weighted-average expected term (in years)	6.0	6.0
Expected volatility	72.8% - 73.9%	71.7% - 73.8%
Expected dividend yield	0.0%	0.0%
Fair value of common stock	$2.65 - $4.01	$3.20 - $12.40
Weighted-average fair value	$2.28	$7.06

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

The following table summarizes the activity of the Company’s performance-based options to purchase common stock for the year ended December 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	210,629	$2.76	$1.89	6.88	$314
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 31, 2024	210,629	$2.76	$1.89	5.88	$—
Vested and exercisable as of December 31, 2024	191,544	$2.76	$1.89	5.88	$—
Vested and expected to vest as of December 31, 2024	210,629	$2.76	$1.89	5.88	$—

No options were exercised during the years ended December 31, 2024 and December 31, 2023.

The total fair value of options vested during the year ended December 31, 2023 was approximately $158 thousand. The total fair value of options vested during the year ended December 31, 2024 was approximately $158 thousand.

The fair value of performance options granted under the stock option plan is determined at the date of grant using the Black-Scholes option-pricing model. There were no performance options granted during the years ended December 31, 2024 and December 31, 2023.

Restricted Stock

The following table summarizes the activity of the Company’s restricted stock:

December 31, 2024
Outstanding as of beginning of period	262,180
Granted	—
Forfeited/cancelled	—
Outstanding as of end of period	262,180
Vested during period	24,417
Outstanding unvested shares, expected to vest	—
Remaining weighted-average vesting period for unvested shares	0.00 years

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $10.1 million and $8.9 million during the years ended December 31, 2024 and December 31, 2023, respectively. Stock-based compensation expense was classified as follows in the consolidated statements of operations and comprehensive loss (in thousands):

	December 31, 2024	December 31, 2023
Research and development	$3,630	$3,494
General and administrative	6,487	5,409
Total stock-based compensation	$10,117	$8,903

As of December 31, 2024 and December 31, 2023, respectively, there was approximately $16.2 million and $22.2 million of unrecognized stock-based compensation expense related to service-based options to purchase common stock under the 2020 and 2021 Plans, which is expected to vest over a weighted-average period of 2.35 years and 2.53 years.

As of December 31, 2024 and December 31, 2023, respectively, there was approximately $2 thousand and $37 thousand of unrecognized stock-based compensation expense related to performance-based options to purchase common stock under the 2020 Plan, which is expected to vest over a weighted-average period of 0.20 years and 0.70 years.

As of December 31, 2024 restricted stock issued under the 2020 Plan were fully vested. As of December 31, 2023 there was approximately $47 thousand of unrecognized stock-based compensation expense related to restricted stock under the 2020 Plan, which was expected to vest over a weighted-average period of 0.33 years.

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

The Company assessed the accounting for the SPA and concluded there were two units of accounting (i) Series A Convertible Preferred Stock and (ii) the ROFN. The Series A convertible preferred stock qualified as permanent equity and was recorded at its fair value of $20.0 million. There were no imbedded features that required bifurcation. The remaining $20.0 million in proceeds was recognized as the contract liability for the ROFN (see Note 14).

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

8. Common Stock

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board. During each year ending December 31, 2024 and December 31, 2023, no dividends have been declared or paid.

At-the-Market Facility

In March 2023, the Company established an at-the-market, or ATM, equity offering program pursuant to which it was able to offer and sell up to $100.0 million of its common stock at the then current market price from time to time. Through December 31, 2024, the Company sold 2,887,021 shares of common stock under this program with net proceeds, after deducting commissions and other offering expenses, of $9.5 million. Subsequent to December 31, 2024 and through March 11, 2025, the Company sold 5,784,772 shares of common stock under this program with net proceeds, after deducting commissions and other offering expenses, of $13.3 million.

Pre-funded Warrants

In August 2022, the Company issued pre-funded warrants to purchase up to an aggregate of 2,980,889 shares of common stock at a purchase price of $7.2999 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock, is immediately exercisable and will remain exercisable until exercised in full. The pre-funded warrants have no expiration date and the price of the pre-funded warrants does not include any discounts. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of December 31, 2024, 2,054,795 of the pre-funded warrants were exercised.

The Company has reserved the following number of shares of common stock for the exercise of outstanding stock options and future issuance of stock-based awards.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Common stock options	7,500,591	6,208,874
Series A convertible preferred stock	5,376,340	—
Pre-funded warrants	926,094	2,980,889
Shares available for issuance under the 2021 Plan	2,248,964	1,160,388
Shares available for issuance under the 2021 ESPP	572,254	572,254
Total common stock reserved for future issuance	16,624,243	10,922,405

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Numerator:
Net loss attributable to common stockholders	$(84,256)	$(82,638)
Denominator:
Weighted-average common shares outstanding, basic and diluted	40,668,444	38,712,207
Net loss per share attributable to common stockholders, basic and diluted	$(2.07)	$(2.13)

Basic and diluted weighted average shares of common stock outstanding for the years ended December 31, 2024 and December 31, 2023 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share.

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

	Year Ended December 31, 2024	Year Ended December 31, 2023
Options to purchase common stock – service based	7,289,962	5,998,245
Options to purchase common stock – performance based	210,629	210,629
Unvested restricted common stock	—	24,417
Total	7,500,591	6,233,291

10. Income Taxes

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. The Company did not record a federal or state income tax provision or benefit during the years ended December 31, 2024 and December 31, 2023, respectively due to the pre-tax net losses incurred. In addition, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2024, and December 31, 2023.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Statutory U.S. federal rate	21.0%	21.0%
State income taxes	5.9%	6.2%
Other permanent differences	(1.2)%	(0.6)%
Research and development credits	6.6%	5.8%
Valuation allowance	(31.6)%	(32.4)%
Change in Income Tax Rates	(0.4)%	—%
Other Rate Items	(0.3)%	—%
Effective Tax Rate	—%	—%

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities as of December 31, 2024 and 2023 are comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$36,726	$26,310
Research and development credits	15,108	9,582
Intangible assets	4,501	4,977
Start-up costs	71	79
Accruals and other	8,544	7,622
Capitalized R&D Expenses	34,181	24,283
Depreciation	540	657
Total deferred tax assets	99,671	73,510
Less valuation allowance	(95,677)	(69,087)
Total deferred tax assets, net of valuation allowance	3,994	4,423
Deferred tax liabilities:
Depreciation	—	—
Right-of-use asset	(3,994)	(4,423)
Net deferred tax assets (liabilities)	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a valuation allowance of $95.7 million and $69.1 million at December 31, 2024 and December 31, 2023, respectively.

The Company has incurred net operating losses (“NOLs”) since inception. At December 31, 2024, the Company had federal NOLs of approximately $133.6 million and state NOLs of $137.2 million. At December 31, 2023, the Company had federal NOLs of approximately $95.7 million and state NOLs of $98.3 million. As a result of the Tax Act, for U.S. income tax purposes, NOLs generated for tax years beginning after December 31, 2017 carry forward indefinitely and can be used to offset taxable income. The total federal NOLs of $133.6 million as of December 31, 2024 will not expire. The state NOL carryover of $137.2 million will begin to expire in 2040.

Pursuant of Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carryforwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced upon realization of an ownership change within the meaning of IRC Section 382 that has occurred or may occur in the future. Any adjustment to the Company’s tax attributes as a result of an ownership change will result in a corresponding decrease to the valuation allowance recorded against the Company’s deferred tax assets. As of December 31, 2024, the Company also has federal and state tax research and development credit carryforwards of approximately $12.2 million and $3.6 million, respectively, to offset future income taxes, which will begin to expire in 2040. As of December 31, 2023, the Company had federal and state tax research and development credit carryforwards of approximately $7.8 million and $2.2 million, respectively, to offset future income taxes.

The Company’s valuation allowance increased by $26.6 million and $26.9 million during the years ended December 31, 2024 and December 31, 2023, respectively. This increase is due primarily to NOL carryforwards and the generation of an intangible asset.

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

The unrecognized tax benefit amounts are not reflected in the determination of the Company’s deferred tax assets. If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2024, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. As of December 31, 2024, there were no pending tax examinations. No federal or state tax audits are currently in process.

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

Operating lease expense was $2.4 million for each of the years ended December 31, 2024 and 2023. Variable lease expense was $1.0 million and $0.8 million for the year ended December 31, 2024 and 2023, respectively. Variable lease expense generally includes common area maintenance, property taxes, and utilities.

The components of lease expense are as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost	$2,412	$2,435
Short term lease cost	—	—
Variable lease cost	974	755
Finance lease cost:
Amortization of right-to-use assets	21	21
Interest on lease liabilities	—	—
Total finance lease cost	$21	$21

Supplemental cash flow information related to leases are as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,911)	$(1,707)
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$(23)

At December 31, 2024, the weighted-average remaining lease terms related to the operating leases are 7.9 years.

As the Company’s operating leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate was based on the term of the lease, the economic environment of the lease and reflect the rate the Company would have had to pay to borrow on a secured basis. The weighted-average discount rates used at the time that the leases were evaluated were 7.57% for the operating leases that were still active as of December 31, 2024.

Future minimum lease payments due under the Company’s operating and finance lease liabilities as of December 31, 2024 are as follows:

Years ended December 31,	Operating Leases
2025	$1,968
2026	2,027
2027	2,088
2028 and thereafter	11,269
Total lease payments	17,352
Less: imputed interest	(4,407)
Total future minimum lease payments	$12,945

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

The Company did not have any expenses, prepaid expenses, or payables related to the Amgen Agreement for the years ended December 31, 2024 and December 31, 2023, respectively.

13. Related Party Transactions

Atlas

The Company entered into a lab lease agreement with Atlas Venture Fund XII, L.P., a principal stockholder of the Company, and incurred lease costs of $50 thousand for the year ended December 31, 2023. The lease payments are included in research and development expenses in the consolidated statements of operations and comprehensive loss. The Company terminated the lease for the laboratory space as of February 28, 2023 due to the Company's move to Watertown, Massachusetts, and therefore had no operating lease right-of-use asset or lease liability recorded as of December 31, 2024. As of December 31, 2024, the Company has no costs in accrued expenses associated with the leases.

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

Letter of Credit

In September 2021, in connection with the Watertown, Massachusetts lease, the Company entered into a $0.9 million standby letter of credit which initially expired on September 10, 2022 and automatically renews for subsequent annual periods through December 2032. Remittance of funds from the letter of credit was not probable and the full amount was available as of December 31, 2024. The Company did not recognize a liability in the consolidated balance sheet.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenses will be incurred and can be reasonably estimated. As of December 31, 2024, the Company does not have any significant legal disputes that require a loss liability to be recorded.

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are discretionary and contributions in the amount of $0.7 million and $0.5 million were made during the years ended December 31, 2024 and 2023, respectively.

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

15. Segment Reporting

The Company operates and is managed as a single operating segment. The measure of segment assets is reported on the consolidated balance sheets as total assets. All assets are in the United States and there has been no revenue generated through December 31, 2024. The accounting policies of the segment are the same as those described in Note 2.

The determination of a single operating segment is consistent with the consolidated financial information regularly reviewed by the CODM, which is used in assessing segment performance and deciding how to allocate resources on a consolidated basis. The CODM assesses segment performance and makes decisions on how to allocate resources based on consolidated net loss reported on the consolidated statements of operations and comprehensive loss. In assessing performance, the CODM reviews net loss in comparison to budget.

The following table presents information about reported significant segment expenses:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Research and development external expenses
Iluzanebart	$13,057	$19,716
Small molecule TREM2	21,444	17,614
Research and development - other	4,553	2,790
Total research and development external expenses	39,054	40,120
General and administrative external expenses	8,472	11,070
Facilities, personnel-related, and other	42,157	37,676
Loss from operations	(89,683)	(88,866)
Other income (expense), net	5,427	6,228
Net loss	$(84,256)	$(82,638)

EXHIBIT INDEX

Exhibit Number	Description
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

10.5#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-261230) filed on November 19, 2021).

10.6#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-261230) filed on November 19, 2021).

10.7#	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2024).

10.8†

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

10.10

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

10.12

Securities Purchase Agreement, dated June 27, 2024, by and between Vigil Neuroscience, Inc. and Aventis Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-41200) filed on June 27, 2024).

19*	Amended and Restated Insider Trading Policy

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-261230) filed on November 19, 2021).

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Compensation Recovery Policy (incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2024).

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Vigil Neuroscience, Inc.

Date: March 13, 2025	By:	/s/ Ivana Magovčević-Liebisch
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

Name	Title	Date

/s/ Ivana Magovčević-Liebisch	President and Chief Executive Officer (Principal Executive Officer)	March 13, 2025
Ivana Magovčević-Liebisch, PhD, JD

/s/ Jennifer Ziolkowski	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2025
Jennifer Ziolkowski, CPA

/s/ Bruce Booth	Director, Chairperson	March 13, 2025
Bruce Booth, D.Phil

/s/ Cheryl Renee Blanchard	Director	March 13, 2025
Cheryl Renee Blanchard, PhD

/s/ Gerhard Koenig	Director	March 13, 2025
Gerhard Koenig, PhD

/s/ Mary Thistle	Director	March 13, 2025
Mary Thistle

/s/ Stefan Vitorovic	Director	March 13, 2025
Stefan Vitorovic, MS, MBA

/s/ Suzanne Bruhn	Director	March 13, 2025
Suzanne Bruhn, PhD

/s/ Samantha Budd Haeberlein	Director	March 13, 2025
Samantha Budd Haeberlein, PhD