Form 10-Q
period 2025-03-31
Vigil Neuroscience, Inc.
filed 2025-05-07
CIK 1827087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Registrant’s Common Stock outstanding as of April 30, 2025 was 46,671,534, par value $0.0001 per share.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$51,620	$39,019
Marketable securities	35,482	58,776
Prepaid expenses and other current assets	3,048	2,789
Total current assets	90,150	100,584
Property and equipment, net	1,526	1,319
Operating lease right-of-use assets	14,378	14,740
Financing lease right-of-use assets	23	28
Restricted cash	927	927
Other assets	144	93
Total assets	$107,148	$117,691
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,580	$1,967
Contract liability	20,009	20,009
Accrued expenses and other current liabilities	6,743	11,135
Operating lease liabilities	1,070	1,036
Total current liabilities	30,402	34,147
Operating lease liabilities, net of current portion	11,623	11,909
Total liabilities	42,025	46,056
Commitments and contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 537,634 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2025 and December 31, 2024; 46,715,857 shares issued as of March 31, 2025 and 40,931,085 shares issued as of December 31, 2024; and 46,671,534 shares outstanding as of March 31, 2025 and 40,886,762 shares outstanding as of December 31, 2024	5	4
Additional paid-in capital	394,540	378,632
Accumulated other comprehensive income (loss)	19	27
Accumulated deficit	(329,441)	(307,028)
Total stockholders’ equity	65,123	71,635
Total liabilities and stockholders’ equity	$107,148	$117,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$16,511	$14,326
General and administrative	6,958	7,089
Total operating expenses	23,469	21,415
Loss from operations	(23,469)	(21,415)
Other income (expense):
Interest income, net	1,060	1,477
Other income (expense), net	(4)	(2)
Total other income, net	1,056	1,475
Net loss	$(22,413)	$(19,940)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.50)
Weighted-average common shares outstanding, basic and diluted	46,067,878	39,864,111
Comprehensive loss:
Net loss	$(22,413)	$(19,940)
Unrealized gain (loss) on available for sale securities	(8)	(25)
Total comprehensive loss	$(22,421)	$(19,965)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	—	$—	35,884,712	$4	$339,025	$(5)	$(222,772)	$116,252
Issuance of common stock, net of issuance costs	—	—	1,699,600	—	5,183	—	—	5,183
Stock-based compensation	—	—	—	—	2,312	—	—	2,312
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(19,940)	(19,940)
Balances at March 31, 2024	—	$—	37,584,312	$4	$346,520	$(30)	$(242,712)	$103,782

Balances at December 31, 2024	537,634	$—	40,886,762	$4	$378,632	$27	$(307,028)	$71,635
Issuance of common stock, net of issuance costs	—	—	5,784,772	1	13,266	—	—	13,267
Stock-based compensation	—	—	—	—	2,642	—	—	2,642
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(22,413)	(22,413)
Balances at March 31, 2025	537,634	$—	46,671,534	$5	$394,540	$19	$(329,441)	$65,123

The accompanying notes are an integral part of these condensed consolidated financial statements

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,413)	$(19,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,642	2,312
Non-cash operating lease expense	363	345
Depreciation and amortization	124	113
Amortization of premium/discount on marketable securities	(224)	(426)
Realized gain on investments	(1)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(259)	(932)
Other non-current assets	(51)	(43)
Accounts payable	607	(455)
Accrued expenses and other current liabilities	(4,429)	(2,635)
Operating lease liabilities	(252)	(220)
Net cash provided (used) in operating activities	(23,893)	(21,881)
Cash flows from investing activities:
Purchases of marketable securities	(1,469)	—
Proceeds from sales and maturities of marketable securities	24,981	16,466
Purchases of property and equipment	(285)	—
Net cash provided (used) by investing activities	23,227	16,466
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	13,267	5,184
Net cash provided by financing activities	13,267	5,184
Net change in cash and cash equivalents	12,601	(231)
Cash, cash equivalents and restricted cash at beginning of period	39,946	52,919
Cash, cash equivalents and restricted cash at end of period	$52,547	$52,688
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$41	$—

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

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2025, the Company had cash, cash equivalents, and marketable securities of $87.1 million. The Company has incurred recurring losses since its inception, and as of March 31, 2025, the Company had an accumulated deficit of $329.4 million.

On March 21, 2023, the Company entered into an Open Market Sales Agreement, or the ATM facility, with Jefferies LLC, or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock, through the Agent, as its sales agent. During the year ended December 31, 2024, the Company sold 2,887,021 shares of common stock under the ATM facility at an average price of $3.41 per share, for net proceeds after deducting commissions and other offering expenses of $9.5 million. During the three months ended March 31, 2025, the Company sold 5,784,772 shares of common stock under the ATM facility at an average price of $2.36 per share, for net proceeds after deducting commissions and other offering expenses of $13.3 million.

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

Based on its recurring losses from operations incurred since inception, accumulated deficit, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations, as of May 7, 2025, the issuance date of the condensed consolidated financial statements for the quarter ended March 31, 2025, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued.

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

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Basis of Presentation

The accompanying condensed consolidated financial statements reflect the operations of the Company are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim periods and, in the opinion of management, include all normal and recurring adjustments that are necessary to state fairly the results of operations for the reported periods. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Our condensed consolidated financial statements have also been prepared on a basis substantially consistent with, and should be read in conjunction with, our audited consolidated financial statements for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 13, 2025. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The results of our operations for any interim period are not necessarily indicative of the results of our operations for any other interim period or for a full fiscal year.

The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

The Company's significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 13, 2025, or the 2024 Form 10-K. Since the date of those financial statements, there have been no material changes to Vigil’s significant accounting policies except as noted below.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities when purchased of three months or less that are readily convertible to known amounts of cash to be cash equivalents. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments. At March 31, 2025 and December 31, 2024, the Company’s cash equivalents were in money market funds and government securities. As of each balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the amounts reported in the condensed consolidated statement of cash flows (in thousands):

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$51,620	$51,761
Restricted cash, non-current	927	927
Total cash, cash equivalents and restricted cash	$52,547	$52,688

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

Classification of Preferred Stock

The Company’s Series A non-voting convertible preferred stock is classified in stockholders’ equity in the condensed consolidated balance sheet because the holder participates in dividends in the same form as dividends paid on shares of common stock, the shares are only redeemable upon a liquidation event, and each share of Series A non-voting convertible preferred stock is convertible into a predetermined amount of ten shares of common stock. The Company recorded the Series A non-voting convertible preferred stock at fair value upon issuance, net of issuance costs. See Note 7 for additional information.

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

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. This ASU becomes effective for the annual period starting on January 1, 2025. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Recently Adopted Accounting Guidance

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. Among other disclosure enhancements, this ASU requires all public entities, including public entities with a single reportable segment, to disclose the title and position of the entity’s chief operating decision maker (“CODM”), and one or more measures of profit or loss reviewed by the CODM to allocate resources and assess performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with retrospective application required and early adoption permitted. The Company adopted this ASU as of January 1, 2024, with respect to the annual disclosures beginning with the year ended December 31, 2024 and interim disclosures beginning with the three months ended March 31, 2025, including the presentation of the comparable prior periods. The adoption of this ASU resulted in additional segment reporting disclosures in the Company's consolidated financial statements.

3. Fair Value Measurements and Financial Instruments

The following table presents the Company’s fair value hierarchy for its asset items that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$45,542	$—	$—	$45,542
Total cash equivalents	$45,542	$—	$—	$45,542
Marketable securities
U.S. government securities	—	3,933	—	3,933
Corporate bonds	—	31,549	—	31,549
Total marketable securities	$—	$35,482	$—	$35,482
Restricted cash (non-current)	927	—	—	927
Total	$46,469	$35,482	$—	$81,951

	Fair Value Measurement at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$35,183	$—	$—	$35,183
Total cash equivalents	$35,183	$—	$—	$35,183
Marketable securities
U.S. government securities	—	14,382	—	14,382
Corporate bonds	—	44,394	—	44,394
Total marketable securities	$—	$58,776	$—	$58,776
Restricted cash (non-current)	927	—	—	927
Total	$36,110	$58,776	$—	$94,886

Marketable securities

The following table summarizes the Company’s marketable securities as of March 31, 2025 (in thousands):

	At March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$3,932	$1	$—	$3,933
Corporate bonds	31,531	22	(4)	31,549
Total	$35,463	$23	$(4)	$35,482

	At December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$14,371	$11	$—	$14,382
Corporate bonds	44,378	32	(16)	44,394
Total	$58,749	$43	$(16)	$58,776

The contractual maturity dates of the Company’s marketable securities are less than one year.

As of March 31, 2025, the Company held 18 securities, 5 of which were in an unrealized loss position. The Company did not recognize any credit losses during the three months ended March 31, 2025 and 2024. Additionally, there was $1 thousand of realized gains on marketable securities for the three months ended March 31, 2025 and no realized gains or losses on marketable securities for the three months ended March 31, 2024.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Business insurance	$768	$113
Research and development	759	1,231
Interest receivable	248	371
Other receivables	164	228
Other	1,109	846
Total	$3,048	$2,789

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Research and development	$4,146	$5,734
Payroll and employee related	1,511	4,402
Professional fees	843	710
Other	243	289
Total	$6,743	$11,135

6. Stock-Based Compensation

2020 Equity Incentive Plan

The Company's 2020 Equity Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. As of March 31, 2025, 2,154,175 options were outstanding under the 2020 Plan.

2021 Stock Option and Incentive Plan

The Company's 2021 Stock Option and Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. On January 1, 2025, the shares reserved for future grants under the 2021 Plan increased by 2,044,338 pursuant to the 2021 Plan Evergreen Provision. In March of 2025, as part of the Company's annual grant of equity, the Company granted 1,913,000 stock options to employees. As of March 31, 2025, 6,989,232 options were outstanding under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company's 2021 Employee Stock Purchase Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. There was no increase to the shares reserved for future grants under the 2021 ESPP in January 2025. As of March 31, 2025, a total of 572,254 shares of common stock were reserved for issuance under this plan. No stock-based compensation expense was recognized during the three months ended March 31, 2025 related to the 2021 ESPP.

Inducement Awards

The Company also maintains an inducement award program that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the year ended December 31, 2024, the Company granted 330,000 options to purchase shares of the Company's common stock to new hires as inducements material to such employees entering into employment with the Company, of which 330,000 options remained outstanding as of March 31, 2025.

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

Under the terms of the Option Repricing, a repriced option will revert to its original exercise price if, prior to the one-year anniversary of the Effective Date, (a) the option holder's employment is terminated by the Company with cause or by the option holder, or (b) the option is exercised. The repriced options otherwise retained their existing terms and conditions as set forth in the 2021 Stock Option and Incentive Plan. During the three months ended March 31, 2025, the Company recognized $0.5 million in incremental stock-based compensation expense from the Option Repricing. At March 31, 2025, there was $1.1 million unrecognized incremental stock-based compensation expense related to unvested options which will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $2.6 million and $2.3 million during the three months ended March 31, 2025 and March 31, 2024, respectively. Stock-based compensation expense was classified as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$981	$779
General and administrative	1,661	1,533
Total stock-based compensation	$2,642	$2,312

At March 31, 2025, there was approximately $16.8 million unrecognized stock-based compensation expense related to unvested options, which is expected to be recognized over a weighted-average period of 2.74 years. At March 31, 2025, there was no unrecognized stock-based compensation expense related to unvested restricted stock.

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

The Company assessed the accounting for the SPA and concluded there were two units of accounting (i) Series A Convertible Preferred Stock and (ii) the ROFN. The Series A convertible preferred stock qualified as permanent equity and was recorded at its fair value of $20.0 million . There were no imbedded features that required bifurcation. The remaining $20.0 million in proceeds was recognized as the contract liability for the ROFN (see Note 11).

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

8. Common Stock

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board. During the three months ended March 31, 2025 and 2024, no dividends have been declared or paid.

At-the-Market Facility

In March 2023, the Company entered into an Open Market Sales Agreement, or the ATM facility, with Jefferies LLC, or the Agent, pursuant to which it was able to offer and sell up to $100.0 million of its common stock at the then current market price from time to time. During the year ended December 31, 2024, the Company sold 2,887,021 shares of common stock under the ATM facility at an average price of $3.41 per share, for net proceeds after deducting commissions and other offering expenses of $9.5 million. During the three months ended March 31, 2025, the Company sold 5,784,772 shares of common stock under the ATM facility at an average price of $2.36 per share, for net proceeds after deducting commissions and other offering expenses of $13.3 million.

Pre-funded Warrants

In August 2022, the Company issued pre-funded warrants to purchase up to an aggregate of 2,980,889 shares of common stock at a purchase price of $7.2999 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock, is immediately exercisable and will remain exercisable until exercised in full. The pre-funded warrants have no expiration date and the price of the pre-funded warrants does not include any discounts. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of March 31, 2025, 2,054,795 of the pre-funded warrants were exercised.

The Company has reserved the following number of shares of common stock for the exercise of outstanding stock options, convertible preferred stock, and future issuance of stock-based awards.

	March 31, 2025	December 31, 2024
Common stock options	9,473,407	7,500,591
Series A convertible preferred stock	5,376,340	5,376,340
Pre-funded warrants	926,094	926,094
Shares available for issuance under the 2021 Plan	2,320,486	2,248,964
Shares available for issuance under the 2021 ESPP	572,254	572,254
Total common stock reserved for future issuance	18,668,581	16,624,243

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(22,413)	$(19,940)
Denominator:
Weighted-average common shares outstanding, basic and diluted	46,067,878	39,864,111
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.50)

Basic and diluted weighted average shares of common stock outstanding for the three months ended March 31, 2025 and March 31, 2024 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share.

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

	As of March 31,
	2025	2024
Series A convertible preferred stock	5,376,340	—
Options to purchase common stock – service based	9,262,778	7,802,988
Options to purchase common stock – performance based	210,629	210,629
Unvested restricted common stock	—	9,768
Total	14,849,747	8,023,385

10. Leases

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

Operating lease expense was $0.6 million and $0.6 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Variable lease expense was $0.2 million and $0.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Variable lease expense generally includes common area maintenance, utilities, and property taxes.

At March 31, 2025, the weighted-average remaining lease terms related to the operating lease is 7.7 years.

The weighted-average discount rates used for the Watertown lease at the time that the lease was evaluated was 7.57%.

Future minimum lease payments due under the Company’s operating lease liabilities as of March 31, 2025 are as follows:

Operating Leases
2025	$1,476
2026	2,027
2027	2,088
2028 and thereafter	11,269
Total lease payments	16,860
Less: imputed interest	(4,167)
Total future minimum lease payments	$12,693

11. Commitments and Contingencies

License Agreement

The Company has a license agreement with Amgen (see Note 12 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

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

Letter of Credit

In September 2021, in connection with the Watertown, Massachusetts lease, the Company entered into a $0.9 million standby letter of credit which initially expired on September 10, 2022 and automatically renews for subsequent annual periods through December 2032. Remittance of funds from the letter of credit was not probable and the full amount was available as of March 31, 2025. The Company did not recognize a liability in the condensed consolidated balance sheet.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenses will be incurred and can be reasonably estimated. As of March 31, 2025, the Company does not have any significant legal disputes that require a loss liability to be recorded.

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are discretionary and contributions in the amount of $0.3 million and $0.2 million were made during the three months ended March 31, 2025 and 2024, respectively.

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

12. Segment Reporting

The Company operates and is managed as a single operating segment. The measure of segment assets is reported on the consolidated balance sheets as total assets. All assets are in the United States and there has been no revenue generated through March 31, 2025. The accounting policies of the segment are the same as those described in Note 2.

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

The following table presents information about reported significant segment expenses:

	Three Months Ended March 31,
	2025	2024
Research and development external expenses
Iluzanebart	$3,469	$3,661
Small molecule TREM2	4,791	3,703
Research and development - other	1,439	981
Total research and development external expenses	9,699	8,345
General and administrative external expenses	2,356	2,221
Facilities, personnel-related, and other	11,414	10,849
Loss from operations	(23,469)	(21,415)
Other income (expense), net	1,056	1,475
Net loss	$(22,413)	$(19,940)

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

In November 2023, we reported interim data from the ongoing Phase 2 IGNITE trial from the first 6 patients following 6 months of treatment with 20 mg/kg of iluzanebart. These data further supported the favorable safety, tolerability, pharmacokinetics (PK) and pharmacodynamics (PD) profile of iluzanebart previously demonstrated in the Phase 1 single ascending dose/multiple ascending dose (SAD/MAD) trial of iluzanebart in healthy volunteers. Importantly, iluzanebart demonstrated clear target engagement as measured by changes in soluble TREM2 (sTREM2), soluble CSF1R (sCSF1R), and osteopontin/secreted phosphoprotein 1 (SPP1) in cerebral spinal fluid (CSF). Individual ALSP patients treated with iluzanebart also demonstrated directionally supportive changes in magnetic resonance imaging (MRI) and neurofilament light chain (NfL) biomarkers. Enrollment for the Phase 2 IGNITE trial was completed in March 2024 with 20 patients enrolled in the trial. The final analysis from the Phase 2 IGNITE trial is planned for the second quarter of 2025 and will include data from all patients at 12-months dosed with either 20 mg/kg or 40 mg/kg of iluzanebart.

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

Recent Developments

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. Through May 5, 2025, we have raised approximately $376.5 million in gross proceeds primarily from equity offerings, including $180.0 million from convertible preferred stock, $98.0 million from our initial public offering (IPO) of our common stock, $53.2 million in private placement sales of our common stock, $21.8 million from the sale of pre-funded warrants, and $23.5 million from at-the-market, or ATM, offerings. As of March 31, 2025, we had $87.1 million of cash, cash equivalents, and marketable securities.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current therapeutic candidates or any future therapeutic candidates. Our accumulated deficit was $307.0 million at December 31, 2024 and $329.4 million at March 31, 2025, respectively. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future therapeutic candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Direct, external research and development expenses by program:
Iluzanebart	$3,469	$3,678
Small molecule TREM2	4,791	3,710
Unallocated research and development expenses:
External costs and other	1,399	884
Facilities, personnel-related, and other	6,852	6,054
Total research and development expenses	$16,511	$14,326

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

Results of Operations

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 compared with three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Change
	($ in thousands)
Operating expenses:
Research and development	$16,511	$14,326	$2,185
General and administrative	6,958	7,089	(131)
Total operating expenses	23,469	21,415	2,054
Loss from operations	(23,469)	(21,415)	(2,054)
Other income (expense):
Interest income	1,060	1,477	(417)
Other income (expense), net	(4)	(2)	(2)
Total other income, net	1,056	1,475	(419)
Net loss	$(22,413)	$(19,940)	$(2,473)

Research and Development Expenses

Research and development expenses were $16.5 million for the three months ended March 31, 2025, as compared to $14.3 million for the three months ended March 31, 2024. The increase of $2.2 million consisted primarily of the following:

•
$1.1 million of small molecule TREM2 expenses, primarily driven by increases in pre-clinical work and drug manufacturing expenses;
•
$0.8 million in personnel-related expenses, including salaries, bonuses, and other compensation-related costs; and
•
$0.5 million in other external research activities.

The increase in research and development expenses were partially offset by a decrease of $0.2 million in iluzanebart expenses, which is primarily driven by a decrease in manufacturing-related expenses, partially offset by increases in clinical-related expenses.

General and Administrative Expenses

General and administrative expenses were $7.0 million for the three months ended March 31, 2025, as compared to $7.1 million for the three months ended March 31, 2024. Total general and administrative expenses remained consistent period over period.

Interest Income, net

Interest income, net was $1.1 million for the three months ended March 31, 2025, as compared to $1.5 million for the three months ended March 31, 2024. The decrease of $0.4 million was due to a decrease in our cash equivalents and marketable securities from prior period which resulted in lower interest income being generated.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our therapeutic candidates. Since our inception through March 31, 2025, we have funded our operations primarily with net proceeds from sales of our convertible preferred stock and common stock totaling gross proceeds of approximately $376.5 million. As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $87.1 million.

During the three months ended March 31, 2025, we sold 5,784,772 shares of common stock under our Open Market Sales Agreement, or the Sales Agreement, at an average price of $2.36 per share, for net proceeds after deducting commissions and other offering expenses of $13.3 million.

In June 2024, we entered into the Securities Purchase Agreement with Aventis Inc., a wholly-owned subsidiary of Sanofi, a global healthcare and pharmaceutical company, pursuant to which we agreed to issue an aggregate of 537,634 shares of Series A non-voting convertible preferred stock at an as-converted price of $7.44 per common share for gross proceeds of $40.0 million. The Securities Purchase Agreement transaction closed on July 1, 2024. Issuance costs were $0.4 million.

Based on our current operating plan, we expect our current cash, cash equivalents, and marketable securities will be sufficient to fund our planned operating expenses and capital expenditures into 2026.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net cash used in operating activities	$(23,893)	$(21,881)
Net cash provided (used) by investing activities	23,227	16,466
Net cash provided by financing activities	13,267	5,184
Net increase in cash, cash equivalents and restricted cash	$12,601	$(231)

Operating Activities

During the three months ended March 31, 2025, operating activities consisted primarily of our net loss of $22.4 million, $4.4 million of changes in operating assets and liabilities, and $0.2 million amortization of premium/discount on marketable securities. This was partially offset by $2.6 million stock-based compensation expense, $0.4 million change in non-cash operating lease expenses, and $0.1 million of depreciation and amortization. The net loss primarily consisted of $16.5 million of research and development expenses and $7.0 million of general and administrative expenses, partially offset by $1.1 million in interest income, net.

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

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities consisted of $25.0 million of proceeds from maturities of marketable securities, partially offset by $1.5 million of purchases of marketable securities and $0.3 million of purchases of property and equipment.

During the three months ended March 31, 2024, net cash provided by investing activities consisted of $16.5 million of proceeds from sales and maturities of marketable securities.

Financing Activities

During the three ended March 31, 2025, net cash provided from financing activities consisted of $13.3 million in proceeds from issuance of common stock from the ATM, net of offering costs.

During the three months ended March 31, 2024, net cash provided from financing activities consisted of $5.2 million in proceeds from issuance of common stock, net of issuance costs.

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

Contractual Obligations and Commitments

There have been no other material changes to the contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Recently Issued Accounting Pronouncements

There have been no other material changes to the significant accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any, or any significant revenue. Our net loss was $22.4 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $329.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or potentially receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Based on our available cash resources, we believe we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the financial statements appearing within this Quarterly Report on Form 10-Q. As a result, we have substantial doubt about our ability to continue as a going concern. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise additional funding, we will be forced to delay, reduce or discontinue our product development programs efforts.

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

On March 21, 2023, we filed a Registration Statement on Form S-3, as amended (the 2023 Shelf) with the SEC, which was declared effective on March 30, 2023 (File No. 333-270710) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Sales Agent) to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2023 Shelf and subject to the limitations thereof. Under the terms of the Sale Agreement, we agreed to pay the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sale Agreement. As of May 5, 2025, we have sold 8,671,793 shares of common stock under the ATM program and received aggregate net proceeds of $22.8 million. As of May 5, 2025, approximately $76.5 million of our common stock remained available for issuance under our ATM program.

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

We are early in our development efforts, and we have not yet demonstrated our ability to successfully complete any late-stage clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have invested substantially all of our research efforts to date in identifying potential therapeutic candidates and conducting preclinical and clinical studies. As an early clinical organization, our experience in conducting clinical trials is limited. Our lead clinical candidate, iluzanebart, a TREM2 agonist, has been evaluated in a Phase 1 healthy volunteer study and is currently being studied in a Phase 2 clinical trial in patients with adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP). In addition, we are conducting a non-interventional natural history study of patients with ALSP.

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

In July 2020, we acquired an exclusive, royalty-bearing license to certain intellectual property rights owned or controlled by Amgen, to commercially develop, manufacture, use, distribute and sell therapeutic products containing compounds that bind to TREM2 (the Amgen Agreement). Under the Amgen Agreement, as initial consideration for the license, we paid an upfront payment of $500,000 and also issued 8,891,659 shares of our Series A preferred stock to Amgen; all of our then outstanding preferred stock converted into common stock at our initial public offering in January 2022. As additional consideration for the license, we are required to pay Amgen up to $80.0 million in the aggregate upon the achievement of specified regulatory milestones for the first monoclonal antibody TREM2 agonist (mAb) product and the first small molecule TREM2 agonist product and aggregate milestone payments of up to $350.0 million upon the achievement of specific commercial milestones across all such mAb products and small molecule products. No regulatory or commercial milestones have been achieved to date under the license agreement. We are also required to pay tiered royalties of low to mid-single-digit percentages on annual net sales of the products covered by the license. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition. For more information on the terms of the license agreement with Amgen, see Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

To obtain a marketing authorization for a product in the EU, an applicant must submit a marketing authorization application either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). We anticipate that the centralized procedure will be mandatory for the product candidates we are developing. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). For more information, please see “Business – Government Regulation – Marketing Authorization” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Although we do not currently have any drugs on the market, our current and future operations are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of iluzanebart, VG-3927 and future therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute iluzanebart, VG-3927 and future therapeutic candidates for which we obtain marketing approval. For more information regarding the risks related to these laws and regulations please see “Business – Government Regulation – Other Healthcare Laws” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government- paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the ACA and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business – Government Regulation – Healthcare Reform” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all, or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our therapeutic candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For more information, please see “Business – Government Regulation – Coverage and Reimbursement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

As of April 30, 2025, we had 67 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receive marketing approval, sales, marketing and distribution. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including identifying, recruiting, integrating, maintaining and motivating additional employees and managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 46% of our outstanding voting stock as of April 30, 2025 based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. As of March 31, 2025, we have sold 8,671,793 shares of common stock under our ATM program. Additionally, pursuant to our 2021 Stock Option and Incentive Plan (2021 Plan), our management is authorized to grant stock options to our employees, directors and consultants. Unless the administrator of the 2021 Plan elects otherwise, the number of shares reserved under our 2021 Plan increases annually by up to five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 and our stockholders will experience additional dilution, which could cause our stock price to fall. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

Changes in funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including government agencies that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA's responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

A prolonged government shutdown or significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Disruptions at agencies that regulate our research and development activities and our clinical trials, or changes to such agencies’ budgets, may negatively impact our operations and ongoing clinical trials and may limit our ability to seek additional funding in the future. Further, future government shutdowns or other disruptions could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations or our vendors. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital markets and lead to diminished liquidity and credit availability, higher interest rates, declines in consumer confidence and economic growth, increases in unemployment rates and uncertainty about economic stability. Changes to policy implemented by the U.S. Congress, the current administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Arrangements

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended March 31, 2025.

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

Vigil Neuroscience, Inc.

Date: May 7, 2025	By:	/s/ Ivana Magovčević-Liebisch
Ivana Magovčević-Liebisch, PhD, JD
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)