Form 10-Q
period 2025-06-30
Vigil Neuroscience, Inc.
filed 2025-08-05
CIK 1827087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2025 was 47,701,161, par value $0.0001 per share.

i

SUMMARY RISK FACTORS

We are subject to numerous risks and uncertainties, including those further described below in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:

•
The consummation of the Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived, the Merger Agreement may be terminated and the Merger may not be completed.
•
Failure to complete the Merger could adversely affect our stock price and future business and financial results.
•
While the Merger is pending, we will be subject to business uncertainties and certain contractual restrictions that could adversely affect our business and operations or adversely affect the relationships between us and our vendors and employees.
•
Litigation against us, Sanofi, or the members of the respective boards, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
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
•
We may expend our limited resources to pursue a particular therapeutic candidate or indication, such as our focus on developing VG-3927 for Alzheimer's disease (AD), and fail to capitalize on therapeutic candidates or indications that may be more profitable or for which there is a greater likelihood of success. As such, our business is highly dependent on the clinical advancement of our programs and is especially dependent on the success of our clinical candidate, VG-3927.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the timing, progress, results and cost of developing VG-3927, as well as our other research and development programs and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our current and future programs;
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
•
risks related to the proposed Merger with Sanofi; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$41,214	$39,019
Marketable securities	25,771	58,776
Prepaid expenses and other current assets	3,308	2,789
Total current assets	70,293	100,584
Property and equipment, net	1,430	1,319
Operating lease right-of-use assets	14,010	14,740
Financing lease right-of-use assets	18	28
Restricted cash	927	927
Other assets	21	93
Total assets	$86,699	$117,691
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,551	$1,967
Contract liability	20,009	20,009
Accrued expenses and other current liabilities	11,446	11,135
Operating lease liabilities	1,106	1,036
Total current liabilities	34,112	34,147
Operating lease liabilities, net of current portion	11,331	11,909
Total liabilities	45,443	46,056
Commitments and contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 537,634 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2025 and December 31, 2024; 47,730,884 shares issued as of June 30, 2025 and 40,931,085 shares issued as of December 31, 2024; and 47,686,561 shares outstanding as of June 30, 2025 and 40,886,762 shares outstanding as of December 31, 2024	5	4
Additional paid-in capital	397,354	378,632
Accumulated other comprehensive income (loss)	1	27
Accumulated deficit	(356,104)	(307,028)
Total stockholders’ equity	41,256	71,635
Total liabilities and stockholders’ equity	$86,699	$117,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$17,410	$15,540	$33,921	$29,866
General and administrative	10,081	6,938	17,039	14,027
Total operating expenses	27,491	22,478	50,960	43,893
Loss from operations	(27,491)	(22,478)	(50,960)	(43,893)
Other income (expense):
Interest income, net	836	1,254	1,896	2,731
Other income (expense), net	(8)	(3)	(12)	(5)
Total other income, net	828	1,251	1,884	2,726
Net loss	$(26,663)	$(21,227)	$(49,076)	$(41,167)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.52)	$(1.05)	$(1.02)
Weighted-average common shares outstanding, basic and diluted	47,619,724	40,564,580	46,848,088	40,214,345
Comprehensive loss:
Net loss	$(26,663)	$(21,227)	$(49,076)	$(41,167)
Unrealized gain (loss) on available for sale securities	(18)	4	(26)	(21)
Total comprehensive loss	$(26,681)	$(21,223)	$(49,102)	$(41,188)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	—	$—	35,884,712	$4	$339,025	$(5)	$(222,772)	$116,252
Issuance of common stock, net of issuance costs	—	—	1,699,600	—	5,183	—	—	5,183
Stock-based compensation	—	—	—	—	2,312	—	—	2,312
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(19,940)	(19,940)
Balances at March 31, 2024	—	$—	37,584,312	$4	$346,520	$(30)	$(242,712)	$103,782
Exercise of stock options	—	—	5,000	—	9	—	—	9
Stock-based compensation	—	—	—	—	2,704	—	—	2,704
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(21,227)	(21,227)
Balances at June 30, 2024	—	$—	37,589,312	$4	$349,233	$(26)	$(263,939)	$85,272

Balances at December 31, 2024	537,634	$—	40,886,762	$4	$378,632	$27	$(307,028)	$71,635
Issuance of common stock, net of issuance costs	—	—	5,784,772	1	13,266	—	—	13,267
Stock-based compensation	—	—	—	—	2,642	—	—	2,642
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(22,413)	(22,413)
Balances at March 31, 2025	537,634	$—	46,671,534	$5	$394,540	$19	$(329,441)	$65,123
Exercise of pre-funded warrants	—	—	926,052	—	—	—	—	—
Exercise of stock options	—	—	88,975	—	273	—	—	273
Stock-based compensation	—	—	—	—	2,541	—	—	2,541
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(26,663)	(26,663)
Balances at June 30, 2025	537,634	$—	47,686,561	$5	$397,354	$1	$(356,104)	$41,256

The accompanying notes are an integral part of these condensed consolidated financial statements

VIGIL NEUROSCIENCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(49,076)	$(41,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,183	5,016
Non-cash operating lease expense	730	695
Depreciation and amortization	253	226
Amortization of premium/discount on marketable securities	(401)	(949)
Realized gain on investments	(1)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(519)	425
Other non-current assets	72	(32)
Accounts payable	(416)	(547)
Accrued expenses and other current liabilities	311	(606)
Operating lease liabilities	(508)	(444)
Net cash provided (used) in operating activities	(44,372)	(37,383)
Cash flows from investing activities:
Purchases of marketable securities	(5,917)	(30,845)
Proceeds from sales and maturities of marketable securities	39,298	48,360
Purchases of property and equipment	(354)	(5)
Net cash provided (used) by investing activities	33,027	17,510
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	13,267	5,184
Proceeds from stock options exercised	273	9
Net cash provided by financing activities	13,540	5,193
Net change in cash and cash equivalents	2,195	(14,680)
Cash, cash equivalents and restricted cash at beginning of period	39,946	52,919
Cash, cash equivalents and restricted cash at end of period	$42,141	$38,239
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$181

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

Proposed Merger with Sanofi

On May 21, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sanofi, a French société anonyme (“Sanofi”), and Vesper Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Sanofi (“Merger Sub”), pursuant to which, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the merger as a wholly-owned subsidiary of Sanofi. As part of the Merger and on the terms and subject to the conditions of the Merger Agreement described below, Sanofi will be acquiring the Company at a price per share of Company common stock of $8.00 (the “Closing Amount”), payable to the stockholders and certain other equity holders in cash at the closing of the Merger (the “Closing”). In addition, the Company’s stockholders and certain other equity holders will receive one contingent value right per share of Company common stock (the “CVR”) of $2.00, payable in cash conditioned upon the first commercial sale of the Company’s clinical candidate VG-3927 in accordance with the terms and conditions of the CVR Agreement (as defined and described below).

Under the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Company common stock (other than any shares held by stockholders who have properly exercised and perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law and have neither effectively withdrawn nor lost their rights to such appraisal, any shares held by the Company or any wholly-owned subsidiary of the Company (or held in the Company’s treasury) and any shares held by Sanofi or any other direct or indirect wholly-owned subsidiary of Sanofi), will be automatically cancelled and converted into the right to receive the Closing Amount and one CVR.

In addition, as of the Effective Time, by virtue of the Merger and without any action on the part of any holder thereof:

•
Each option to purchase a share of Company common stock (a “Company Option”) outstanding as of immediately prior to the Effective Time, to the extent unvested, will accelerate and become fully vested and exercisable effective immediately prior to, and contingent upon, the Effective Time;
•
Each Company Option that is then outstanding and unexercised as of immediately prior to the Effective Time having an exercise price that is less than the Closing Amount will be cancelled and converted into the right to receive (a) an amount equal to the product of the total number of shares of Company common stock subject to such Company Option, multiplied by the excess of (i) the Closing Amount over (ii) the exercise price payable per share of Company common stock under such Company Option and (b) one CVR for each share of Company common stock subject to such Company Option;
•
Each Company Option that is then outstanding and unexercised immediately prior to the Effective Time having an exercise price per share that is equal to or greater than the Closing Amount but less than $10.00 per share will be cancelled and converted into the right to receive one CVR for each share of Company common stock subject to such Company Option immediately prior to the Effective Time, except that if the milestone is achieved in respect of a CVR, the cash amount to be paid to such option holder shall be an amount equal to (a) $10.00 minus (b) the exercise price per share of such Company Option (the “Underwater Option CVR Payment”);

•
Each Company Option that is then outstanding and unexercised immediately prior to the Effective Time having an exercise price per share that is equal to or greater than $10.00 will be canceled for no consideration being payable in respect thereof, and have no further force or effect;
•
Each restricted stock unit award with respect to the shares of Company common stock (a “Company RSU”) outstanding as of immediately prior to the Effective Time, to the extent unvested, shall accelerate and become fully vested effective immediately prior to, and contingent upon, the Effective Time and converted into the right to receive (a) an amount equal to the product of (i) the total number of shares of Company common stock subject to such Company RSU immediately prior to the Effective Time, multiplied by (ii) the Closing Amount and (b) one CVR for each share of Company common stock subject to such Company RSU immediately prior to the Effective Time, in each case subject to applicable tax; and
•
All payments of the Closing Amount and pursuant to the CVRs will be made in cash net of any withholding taxes and without interest.

The Merger Agreement includes customary representations, warranties and covenants of the Company, Sanofi and Merger Sub for a transaction of this nature, including covenants regarding the operation of the Company’s business prior to the Closing. As part of the transaction and prior to the Closing, the rights to VGL101 will be returned to Amgen Inc. (“Amgen”), the original licensor, under the Amgen Consent (as defined in the Merger Agreement) on terms agreed to between the Company and Amgen (the “VGL101 Return”).

The obligations of the Company and Sanofi to consummate the Merger and the other transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of certain mutual conditions, including, among others: (i) the adoption of the Merger Agreement by holders of at least a majority of the outstanding shares of Company common stock; (ii) the expiration or termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act") (the "HSR Waiting Period"); and (iii) the absence of laws enjoining, making illegal or otherwise prohibiting the Merger. The HSR Waiting Period expired at 11:59 p.m., Eastern Time, on July 16, 2025.

The obligations of the Company and Sanofi to consummate the Merger and the other transactions contemplated by the Merger Agreement are also conditioned, among others, on the (i) the accuracy of the other party’s representations and warranties, subject to certain customary materiality standards set forth in the Merger Agreement and (ii) compliance in all material respects with the other party’s obligations under the Merger Agreement. The obligations of Sanofi to consummate the Merger and the other transactions contemplated by the Merger Agreement are additionally conditioned, among others, on (x) no Material Adverse Effect (as defined in the Merger Agreement) having occurred and continuing since the date of the Merger Agreement with respect to the Company and (y) the completion of the VGL101 Return.

The Company has agreed to customary restrictions on its ability to solicit alternative Acquisition Proposals (as defined in the Merger Agreement) from third parties and engage in discussions or negotiations with third parties regarding such Acquisition Proposals. Notwithstanding these restrictions, the Company may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to a bona fide, unsolicited Acquisition Proposal that the board of directors of the Company (the “Company Board”) has determined constitutes or could reasonably be expected to result in a Superior Offer (as defined in the Merger Agreement).

The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified circumstances, including (a) termination by the Company to accept and enter into an agreement with respect to a Superior Offer and (b) termination by Sanofi following a change of recommendation by the Company Board, the Company will be required to pay Sanofi a termination fee in the amount of approximately $22.2 million. The Merger Agreement further provides that, if the Merger Agreement is terminated under specified circumstances relating to the failure to obtain antitrust clearance under the HSR Act, Sanofi will be required to pay the Company a reverse termination fee in the amount of approximately $31.1 million. The Merger Agreement also provides that Sanofi may terminate the Merger Agreement if the VGL101 Return is not completed by September 15, 2025, which would not require the payment of a termination fee by either party.

A majority of the outstanding shares of the Company common stock voted to adopt the Merger Agreement on August 4, 2025 and the Merger is expected to close during the third quarter of 2025.

Going Concern

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2025, the Company had cash, cash equivalents, and marketable securities of $67.0 million. The Company has incurred recurring losses since its inception, and as of June 30, 2025, the Company had an accumulated deficit of $356.1 million.

On March 21, 2023, the Company entered into an Open Market Sales Agreement, or the ATM facility, with Jefferies LLC, or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock, through the Agent, as its sales agent. During the year ended December 31, 2024, the Company sold 2,887,021 shares of common stock under the ATM facility at an average price of $3.41 per share, for net proceeds after deducting commissions and other offering expenses of $9.5 million. During the six months ended June 30, 2025, the Company sold 5,784,772 shares of common stock under the ATM facility at an average price of $2.36 per share, for net proceeds after deducting commissions and other offering expenses of $13.3 million.

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

Based on its recurring losses from operations incurred since inception, accumulated deficit, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance its future operations, as of August 5, 2025, the issuance date of the condensed consolidated financial statements for the quarter ended June 30, 2025, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued.

The Company entered into the above-referenced Merger Agreement with Sanofi. If the proposed merger with Sanofi is not consummated, the Company may also seek additional funding through equity financings, government or private-party grants, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities when purchased of three months or less that are readily convertible to known amounts of cash to be cash equivalents. The carrying values of these instruments approximate their respective fair value due to the short-term maturity of these investments. At June 30, 2025 and December 31, 2024, the Company’s cash equivalents were in money market funds and government securities. As of each balance sheet date and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the amounts reported in the condensed consolidated statement of cash flows (in thousands):

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$41,214	$37,312
Restricted cash, non-current	927	927
Total cash, cash equivalents and restricted cash	$42,141	$38,239

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

3. Fair Value Measurements and Financial Instruments

The following table presents the Company’s fair value hierarchy for its asset items that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy (in thousands):

	Fair Value Measurement at June 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$29,733	$—	$—	$29,733
Total cash equivalents	$29,733	$—	$—	$29,733
Marketable securities
U.S. government securities	—	6,952	—	6,952
Corporate bonds	—	18,819	—	18,819
Total marketable securities	$—	$25,771	$—	$25,771
Restricted cash (non-current)	927	—	—	927
Total	$30,660	$25,771	$—	$56,431

	Fair Value Measurement at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$35,183	$—	$—	$35,183
Total cash equivalents	$35,183	$—	$—	$35,183
Marketable securities
U.S. government securities	—	14,382	—	14,382
Corporate bonds	—	44,394	—	44,394
Total marketable securities	$—	$58,776	$—	$58,776
Restricted cash (non-current)	927	—	—	927
Total	$36,110	$58,776	$—	$94,886

Marketable securities

The following table summarizes the Company’s marketable securities as of June 30, 2025 (in thousands):

	At June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$6,953	$—	$(1)	$6,952
Corporate bonds	18,817	5	(3)	18,819
Total	$25,770	$5	$(4)	$25,771

	At December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$14,371	$11	$—	$14,382
Corporate bonds	44,378	32	(16)	44,394
Total	$58,749	$43	$(16)	$58,776

The contractual maturity dates of the Company’s marketable securities are less than one year.

As of June 30, 2025, the Company held 13 securities, 6 of which were in an unrealized loss position. The Company did not recognize any credit losses during the six months ended June 30, 2025 and 2024. Additionally, there was $1 thousand of realized gains on marketable securities for the six months ended June 30, 2025 and no realized gains on marketable securities for the six months ended June 30, 2024.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Research and development	$1,239	$1,231
Business insurance	509	113
Other receivables	347	228
Interest receivable	211	371
Other	1,002	846
Total	$3,308	$2,789

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Research and development	$4,636	$5,734
Merger-related costs	3,272	—
Payroll and employee related	2,603	4,402
Professional fees	763	710
Other	172	289
Total	$11,446	$11,135

6. Stock-Based Compensation

2020 Equity Incentive Plan

The Company's 2020 Equity Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. As of June 30, 2025, 2,154,175 options were outstanding under the 2020 Plan.

2021 Stock Option and Incentive Plan

The Company's 2021 Stock Option and Incentive Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. On January 1, 2025, the shares reserved for future grants under the 2021 Plan increased by 2,044,338 pursuant to the 2021 Plan Evergreen Provision. In March of 2025, as part of the Company's annual grant of equity, the Company granted 1,913,000 stock options to employees. As of June 30, 2025, 6,817,159 options and 35,000 Restricted Stock Units ("RSUs") were outstanding under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company's 2021 Employee Stock Purchase Plan is described in detail within Note 6 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K. There was no increase to the shares reserved for future grants under the 2021 ESPP in January 2025. As of June 30, 2025, a total of 572,254 shares of common stock were reserved for issuance under this plan. No stock-based compensation expense was recognized during the six months ended June 30, 2025 related to the 2021 ESPP.

Inducement Awards

The Company also maintains an inducement award program that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the year ended December 31, 2024, the Company granted 330,000 options to purchase shares of the Company's common stock to new hires as inducements material to such employees entering into employment with the Company, of which 330,000 options remained outstanding as of June 30, 2025.

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

Under the terms of the Option Repricing, a repriced option will revert to its original exercise price if, prior to the one-year anniversary of the Effective Date, (a) the option holder's employment is terminated by the Company with cause or by the option holder, or (b) the option is exercised. The repriced options otherwise retained their existing terms and conditions as set forth in the 2021 Stock Option and Incentive Plan. During the six months ended June 30, 2025, the Company recognized $0.8 million in incremental stock-based compensation expense from the Option Repricing. At June 30, 2025, there was $0.8 million unrecognized incremental stock-based compensation expense related to unvested options which will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense of $5.2 million and $5.0 million during the six months ended June 30, 2025 and June 30, 2024, respectively. Stock-based compensation expense was classified as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$946	$937	$1,927	$1,716
General and administrative	1,595	1,767	3,256	3,300
Total stock-based compensation	$2,541	$2,704	$5,183	$5,016

At June 30, 2025, there was approximately $14.1 million unrecognized stock-based compensation expense related to unvested options, which is expected to be recognized over a weighted-average period of 2.65 years. At June 30, 2025, there was $0.2 million unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 0.89 years. At June 30, 2025, there was no unrecognized stock-based compensation expense related to unvested restricted stock.

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

8. Common Stock

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as may be declared by the Company’s Board. During the six months ended June 30, 2025 and 2024, no dividends have been declared or paid.

At-the-Market Facility

In March 2023, the Company entered into an Open Market Sales Agreement, or the ATM facility, with Jefferies LLC, or the Agent, pursuant to which it was able to offer and sell up to $100.0 million of its common stock at the then current market price from time to time. During the year ended December 31, 2024, the Company sold 2,887,021 shares of common stock under the ATM facility at an average price of $3.41 per share, for net proceeds after deducting commissions and other offering expenses of $9.5 million. During the six months ended June 30, 2025, the Company sold 5,784,772 shares of common stock under the ATM facility at an average price of $2.36 per share, for net proceeds after deducting commissions and other offering expenses of $13.3 million.

Pre-funded Warrants

In August 2022, the Company issued pre-funded warrants to purchase up to an aggregate of 2,980,889 shares of common stock at a purchase price of $7.2999 per pre-funded warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share of common stock, is immediately exercisable and will remain exercisable until exercised in full. The pre-funded warrants have no expiration date and the price of the pre-funded warrants does not include any discounts. The Company evaluated the pre-funded warrants for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the pre-funded warrants did not meet the definition of liability instruments and met the criteria for permanent equity. As of June 30, 2025, all of the pre-funded warrants were exercised.

The Company has reserved the following number of shares of common stock for the exercise of outstanding stock options, convertible preferred stock, and future issuance of stock-based awards.

	June 30, 2025	December 31, 2024
Common stock options	9,301,334	7,500,591
Restricted Stock Units	35,000	—
Series A convertible preferred stock	5,376,340	5,376,340
Pre-funded warrants	—	926,094
Shares available for issuance under the 2021 Plan	2,368,584	2,248,964
Shares available for issuance under the 2021 ESPP	572,254	572,254
Total common stock reserved for future issuance	17,653,512	16,624,243

9. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(26,663)	$(21,227)	$(49,076)	$(41,167)
Denominator:
Weighted-average common shares outstanding, basic and diluted	47,619,724	40,564,580	46,848,088	40,214,345
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.52)	$(1.05)	$(1.02)

Basic and diluted weighted average shares of common stock outstanding for the three and six months ended June 30, 2025 and June 30, 2024 include the weighted average effect of outstanding pre-funded warrants for the purchase of shares of common stock for which the remaining unfunded exercise price is $0.0001 or less per share.

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

	As of June 30,
	2025	2024
Series A convertible preferred stock	5,376,340	—
Restricted Stock Units	35,000	—
Options to purchase common stock – service based	9,090,705	7,683,853
Options to purchase common stock – performance based	210,629	210,629
Total	14,712,674	7,894,482

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

Operating lease expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2025 and $0.6 million and $1.2 million for the three and six months ended June 30, 2024, respectively. Variable lease expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2025 and $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively. Variable lease expense generally includes common area maintenance, utilities, and property taxes.

At June 30, 2025, the weighted-average remaining lease terms related to the operating lease is 7.4 years.

The weighted-average discount rates used for the Watertown lease at the time that the lease was evaluated was 7.57%.

Future minimum lease payments due under the Company’s operating lease liabilities as of June 30, 2025 are as follows:

Operating Leases
2025	$984
2026	2,027
2027	2,088
2028 and thereafter	11,269
Total lease payments	16,368
Less: imputed interest	(3,931)
Total future minimum lease payments	$12,437

11. Commitments and Contingencies

License Agreement

The Company has a license agreement with Amgen (see Note 12 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

In connection with the SPA, the Company granted Sanofi the ROFN for an exclusive license, grant or transfer of rights to research, develop, manufacture and commercialize the Company’s small molecule TREM2 agonist program, including its clinical candidate, VG-3927. On July 1, 2024, the Company recognized $20.0 million as a contract liability in the condensed consolidated balance sheet until a new contract is executed following the ROFN negotiation period, Sanofi does not elect to exercise its ROFN, or the agreement expires (see Note 7). As of June 30, 2025, none of these recognition criteria have occurred.

Letter of Credit

In September 2021, in connection with the Watertown, Massachusetts lease, the Company entered into a $0.9 million standby letter of credit which initially expired on September 10, 2022 and automatically renews for subsequent annual periods through December 2032. Remittance of funds from the letter of credit was not probable and the full amount was available as of June 30, 2025. The Company did not recognize a liability in the condensed consolidated balance sheet.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenses will be incurred and can be reasonably estimated. As of June 30, 2025, the Company does not have any significant legal disputes that require a loss liability to be recorded.

401(k) Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions are discretionary and contributions in the amount of $0.5 million and $0.4 million were made during the six months ended June 30, 2025 and 2024, respectively.

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

12. Segment Reporting

The Company operates and is managed as a single operating segment. The measure of segment assets is reported on the consolidated balance sheets as total assets. All assets are in the United States and there has been no revenue generated through June 30, 2025. The accounting policies of the segment are the same as those described in Note 2.

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

The following table presents information about reported significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development external expenses
Iluzanebart	$5,906	$3,655	$9,375	$7,316
Small molecule TREM2	2,845	5,195	7,636	8,898
Research and development - other	2,174	1,101	3,613	2,082
Total research and development external expenses	10,925	9,951	20,624	18,296
General and administrative external expenses	5,414	2,210	7,770	4,431
Facilities, personnel-related, and other	11,152	10,317	22,566	21,166
Loss from operations	(27,491)	(22,478)	(50,960)	(43,893)
Other income (expense), net	828	1,251	1,884	2,726
Net loss	$(26,663)	$(21,227)	$(49,076)	$(41,167)

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

Overview

We are a clinical-stage biotechnology company dedicated to improving the lives of patients, caregivers, and families affected by rare and common neurodegenerative diseases by pursuing the development of disease-modifying therapeutics to restore the vigilance of microglia. Microglia are the sentinel immune cells of the brain and play a critical role in maintaining central nervous system (CNS) health and responding to damage caused by disease. Leveraging recent research implicating microglial dysfunction in neurodegenerative diseases, we utilize a precision medicine approach to develop a pipeline of therapeutic candidates, initially addressing genetically defined patient subpopulations, that we believe will activate and restore microglial function. Our therapeutic candidates are designed to activate Triggering Receptor Expressed on Myeloid Cells 2 (TREM2), a key microglial receptor protein that mediates responses to environmental signals in order to maintain brain health and whose dysfunction is linked to neurodegeneration. We have developed two clinical candidates that are designed to target TREM2. VG-3927 is an orally bioavailable small molecule TREM2 agonist that is being developed for the potential treatment of Alzheimer's disease (AD). Iluzanebart is a fully human monoclonal antibody (mAb) TREM2 agonist that was previously being developed for adult-onset leukoencephalopathy with axonal spheroids and pigmented glia (ALSP), a rare and fatal neurodegenerative disease.

On May 21, 2025, we entered into a definitive merger agreement (the “Merger Agreement”) with Sanofi, a French société anonyme (“Sanofi”), and Vesper Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into Vigil (the “Merger”), with Vigil surviving the Merger as a wholly-owned subsidiary of Sanofi. Under the terms of the Merger Agreement, Sanofi will acquire all outstanding shares of our common stock of Vigil for $8.00 per share in cash at closing. In addition, our stockholders will receive a non-transferrable contingent value right (“CVR”) per share of common stock, which will entitle its holder to receive a deferred cash payment of $2.00, conditioned upon the first commercial sale for VG-3927. As part of the transaction and prior to the Closing, the rights to iluzanebart will be returned to Amgen Inc. (“Amgen”), the original licensor, under the Amgen Consent (as defined in the Merger Agreement) on terms agreed to between Vigil and Amgen. The closing of the Merger is subject to other conditions customary for such a transaction, including the approval of holders of a majority of the outstanding shares of Vigil common stock, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Waiting Period"), and other customary conditions. The HSR Waiting Period expired at 11:59 p.m., Eastern Time, on July 16, 2025. We expect the Merger to close in the third quarter of 2025.

On June 4, 2025, we announced an update on the Phase 2 IGNITE open-label clinical trial evaluating iluzanebart for the potential treatment of ALSP. Iluzanebart demonstrated a favorable safety, tolerability and pharmacokinetic profile across both the 20 mg/kg and 40 mg/kg dose cohorts. The Phase 2 IGNITE trial showed no beneficial effects on biomarker or clinical efficacy endpoints with treatment of iluzanebart in ALSP patients. Based upon these results, the Phase 2 long-term extension study has been discontinued.

We are developing VG-3927, an orally bioavailable small molecule TREM2 agonist for the treatment of common neurodegenerative diseases associated with microglial dysfunction, with initial development for the treatment of AD. In January 2025, we reported complete data from the Phase 1 clinical trial evaluating VG-3927 for the potential treatment of AD. The Phase 1 SAD/MAD trial assessed the safety, tolerability, PK, and PD of VG-3927 across 14 cohorts, including 8 SAD cohorts of healthy volunteers up to a 140 mg dose and 4 MAD cohorts of healthy volunteers up to a 50 mg dose. The trial also included a multiple dose elderly cohort and a single dose cohort of AD patients, including some participants who carry TREM2 or other genetic risk factors for AD. The trial enrolled a total of 115 participants with 89 participants receiving VG-3927, including 34 participants that were 55 years of age and older. These data demonstrated a favorable safety and tolerability profile across all cohorts, including the elderly cohort. All related adverse events were mild or moderate in severity and self-resolving without drug discontinuations. No serious AEs were reported. In addition, VG-3927 was observed to be highly CNS penetrant with a favorable and predictable PK profile that supports once-daily dosing. Importantly, VG-3927 achieved a robust and dose-dependent reduction of sTREM2 of up to approximately 50% in the CSF demonstrating a strong PK/PD relationship, sustained functional target engagement and TREM2 agonist activity.

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

Recent Developments

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. Through July 31, 2025, we have raised approximately $376.5 million in gross proceeds primarily from equity offerings, including $180.0 million from convertible preferred stock, $98.0 million from our initial public offering (IPO) of our common stock, $53.2 million in private placement sales of our common stock, $21.8 million from the sale of pre-funded warrants, and $23.5 million from at-the-market, or ATM, offerings. As of June 30, 2025, we had $67.0 million of cash, cash equivalents, and marketable securities.

We have incurred significant operating losses since the commencement of our operations. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current therapeutic candidates or any future therapeutic candidates. Our accumulated deficit was $307.0 million at December 31, 2024 and $356.1 million at June 30, 2025, respectively. We expect to continue to incur significant losses for the foreseeable future as we advance our current and future therapeutic candidates through preclinical and clinical development, continue to build our operations and transition to operating as a public company.

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

•
continue our ongoing and planned research and development of VG-3927;
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
•
expand clinical candidate manufacturing to support our clinical trials for VG-3927, and, subject to marketing approval, future commercialization of such clinical candidates;
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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
Direct, external research and development expenses by program:
Iluzanebart	$5,906	$3,665	$9,375	$7,343
Small molecule TREM2	2,845	5,203	7,636	8,913
Unallocated research and development expenses:
External costs and other	2,118	1,077	3,517	1,961
Facilities, personnel-related, and other	6,541	5,595	13,393	11,649
Total research and development expenses	$17,410	$15,540	$33,921	$29,866

Research and development activities are central to our business model. Therapeutic candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase over the next several years as we expect to (i) continue development of our small molecule TREM2 programs, and (ii) expand our modality agnostic product pipeline to other microglia targets beyond TREM2.

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

General and Administrative

General and administrative expenses consist primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for personnel in executive, accounting, business development, legal, human resources and other administrative functions. General and administrative expenses also include corporate facility costs not otherwise included in research and development expenses, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, not otherwise included in research and development expenses, as well as professional fees for legal, consulting, investor and public relations, accounting and audit services, and costs associated with the proposed Merger with Sanofi.

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

Results of Operations

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 compared with three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Change
	($ in thousands)
Operating expenses:
Research and development	$17,410	$15,540	$1,870
General and administrative	10,081	6,938	3,143
Total operating expenses	27,491	22,478	5,013
Loss from operations	(27,491)	(22,478)	(5,013)
Other income (expense):
Interest income	836	1,254	(418)
Other income (expense), net	(8)	(3)	(5)
Total other income, net	828	1,251	(423)
Net loss	$(26,663)	$(21,227)	$(5,436)

Research and Development Expenses

Research and development expenses were $17.4 million for the three months ended June 30, 2025, as compared to $15.5 million for the three months ended June 30, 2024. The increase of $1.9 million consisted primarily of the following:

•
$2.2 million of iluzanebart expenses, primarily driven by clinical-related expenses and partially offset by a decrease in manufacturing costs;
•
$1.0 million in other external research activities; and
•
$0.9 million in personnel-related expenses, including salaries, bonuses, and other compensation-related costs.

The increase in research and development expenses were partially offset by a decrease of $2.3 million in small molecule TREM2 expenses, primarily driven by decreases in clinical work.

General and Administrative Expenses

General and administrative expenses were $10.1 million for the three months ended June 30, 2025, as compared to $6.9 million for the three months ended June 30, 2024. The increase of $3.1 million was primarily related to increased legal and professional fees related to the proposed merger with Sanofi.

Interest Income, net

Interest income, net was $0.8 million for the three months ended June 30, 2025, as compared to $1.3 million for the three months ended June 30, 2024. The decrease of $0.5 million was due to a decrease in our cash equivalents and marketable securities from prior period which resulted in lower interest income being generated.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 compared with six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Change
	($ in thousands)
Operating expenses:
Research and development	$33,921	$29,866	$4,055
General and administrative	17,039	14,027	3,012
Total operating expenses	50,960	43,893	7,067
Loss from operations	(50,960)	(43,893)	(7,067)
Other income (expense):
Interest income	1,896	2,731	(835)
Other income (expense), net	(12)	(5)	(7)
Total other income, net	1,884	2,726	(842)
Net loss	$(49,076)	$(41,167)	$(7,909)

Research and Development Expenses

Research and development expenses were $33.9 million for the six months ended June 30, 2025, as compared to $29.9 million for the six months ended June 30, 2024. The increase of $4.1 million consisted primarily of the following:

•
$2.0 million of iluzanebart expenses, primarily driven by increases in clinical-related expenses of and partially offset by a decrease in manufacturing costs;
•
$1.7 million in personnel-related expenses, including salaries, bonuses, and other compensation-related costs; and
•
$1.6 million in other external research activities.

The increases in research and development expenses were partially offset by a decrease of $1.3 million in small molecule TREM2 expenses, primarily driven by decreases in clinical work.

General and Administrative Expenses

General and administrative expenses were $17.0 million for the six months ended June 30, 2025, as compared to $14.0 million for the six months ended June 30, 2024. The increase of $3.0 million was primarily related to increased legal and professional fees related to the proposed merger with Sanofi.

Interest Income, net

Interest income, net was $1.9 million for the six months ended June 30, 2025, as compared to $2.7 million for the six months ended June 30, 2024. The decrease of $0.8 million was due to a decrease in our cash equivalents and marketable securities from prior period which resulted in lower interest income being generated.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our therapeutic candidates. Since our inception through June 30, 2025, we have funded our operations primarily with net proceeds from sales of our convertible preferred stock and common stock totaling gross proceeds of approximately $376.5 million. As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $67.0 million.

During the six months ended June 30, 2025, we sold 5,784,772 shares of common stock under our Open Market Sales Agreement, or the Sales Agreement, at an average price of $2.36 per share, for net proceeds after deducting commissions and other offering expenses of $13.3 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	($ in thousands)
Net cash used in operating activities	$(44,372)	$(37,383)
Net cash provided (used) by investing activities	33,027	17,510
Net cash provided by financing activities	13,540	5,193
Net increase in cash, cash equivalents and restricted cash	$2,195	$(14,680)

Operating Activities

During the six months ended June 30, 2025, operating activities consisted primarily of our net loss of $49.1 million, $1.1 million of changes in operating assets and liabilities, and $0.4 million amortization of premium/discount on marketable securities. This was partially offset by $5.2 million stock-based compensation expense, $0.7 million change in non-cash operating lease expenses, and $0.3 million of depreciation and amortization. The net loss primarily consisted of $33.9 million of research and development expenses and $17.0 million of general and administrative expenses, partially offset by $1.9 million in interest income, net.

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

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities consisted of $39.3 million of proceeds from maturities of marketable securities, partially offset by $5.9 million of purchases of marketable securities and $0.4 million of purchases of property and equipment.

During the six months ended June 30, 2024, net cash provided by investing activities consisted of $48.4 million of proceeds from maturities of marketable securities, partially offset by $30.8 million of purchases of marketable securities.

Financing Activities

During the six months ended June 30, 2025, net cash provided from financing activities consisted of $13.3 million in proceeds from issuance of common stock from the ATM, net of offering costs, and $0.3 million from the exercise of options.

During the six months ended June 30, 2024, net cash provided from financing activities consisted of $5.2 million in proceeds from issuance of common stock from the ATM, net of offering costs.

Our primary uses of cash are to fund our research and development activities related to our small molecule TREM2 agonist program, personnel costs, raising capital and providing general and administrative support for these operations.

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

Funding Requirements

To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete clinical development of, receive regulatory approval for, and commercialize, VG-3927, and we do not know when, or if at all, that will occur. We expect our expenses and capital requirements to increase significantly in connection with our ongoing activities, particularly as we continue the research and development of and seek marketing approval for our VG-3927 program. In addition, if we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. We may also require additional capital to pursue in-licenses or acquisitions of other drug candidates. Further, we expect to incur additional costs associated with operating as a public company. Accordingly, we will require substantial additional funding to develop our therapeutic candidates and support our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our product development or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•
the possibility that the proposed Merger with Sanofi is not consummated in a timely manner or at all;
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Merger with Sanofi

The consummation of the Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived, the Merger Agreement may be terminated and the Merger may not be completed.

The Merger is subject to certain closing conditions, including: (i) adoption of the Merger Agreement by holders of a majority of the outstanding shares of our common stock entitled to vote on such matters at our Special Meeting and who are present at the Special Meeting, in person or by proxy; (ii) the Amgen Consent (as defined in the Merger Agreement) being in full force and effect and completion of the Wind-Down Activities (as defined in the Merger Agreement); (iii) the expiration, termination or receipt of any approval or clearances applicable to the consummation of the Merger under applicable antitrust laws, including the HSR Waiting Period and the receipt of certain additional clearances or approvals of certain other governmental bodies applicable to the Merger; (iv) the absence of any law or order prohibiting or making illegal the consummation of the Merger; (v) the accuracy of the other party’s representations and warranties, subject to certain customary materiality standards set forth in the Merger Agreement; and (vi) compliance in all material respects with the other party’s obligations under the Merger Agreement. The HSR Waiting Period expired at 11:59 p.m., Eastern Time, on July 16, 2025.

The failure to satisfy all or any of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring at all. Any delay in completing the Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.

Failure to complete the Merger could adversely affect our stock price and future business and financial results.

There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed within the expected timeframe or at all, our ongoing business could be adversely affected and we will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following: (i) upon termination of the Merger Agreement under specified circumstances, we will be required to pay Sanofi a termination fee of $22,246,157 (“Company Termination Fee”); (ii) we will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes; (iii) under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the Merger, which may adversely affect our ability to execute certain of our business strategies; and (iv) the proposed Merger, whether or not it closes, will divert the attention of certain management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us as an independent company.

If the Merger is not completed, these risks could materially affect our business and financial results and our stock price, including to the extent that the current market price of our common stock is positively affected by a market assumption that the Merger will be completed.

While the Merger is pending, we will be subject to business uncertainties and certain contractual restrictions that could adversely affect our business and operations or adversely affect the relationships between us and our vendors and employees.

In connection with the pending Merger, some third parties of the Company may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with us, delaying, deferring or ceasing providing us goods or services or seeking to change the terms on which they do business with us, which could adversely affect our business, regardless of whether the Merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, we may be unable (without Sanofi’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause us to forego certain opportunities we might otherwise pursue. In addition, the pendency of the Merger may make it more difficult for us to effectively retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management.

The Company Termination Fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire us.

The Merger Agreement prohibits us from initiating, soliciting, proposing or knowingly encouraging or knowingly facilitating any competing acquisition proposals, subject to certain limited exceptions. The Merger Agreement also contains certain termination rights, including, but not limited to, our right to terminate the Merger Agreement to accept a Superior Offer (as defined in the Merger Agreement), subject to and in accordance with the terms and conditions of the Merger Agreement, and provides that, upon termination of the Merger Agreement by us to enter into an alternative acquisition agreement with respect to a Superior Offer, we will be required to pay the Company Termination Fee. The Company Termination Fee and solicitation restrictions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our stockholders than Sanofi has offered in the Merger.

Litigation against us, Sanofi, or the members of the respective boards, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

It is a condition to the Merger that no injunction or other order preventing the consummation of the Merger shall have been issued by any court of competent jurisdiction or other governmental authority of competent jurisdiction and remain in effect. It is possible that lawsuits may be filed by our stockholders and/or Sanofi's stockholders challenging the Merger. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Merger and ongoing business activities, which could adversely affect our operations.

Our executive officers and directors may have interests in the proposed Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the proposed Merger that are different from the interests of our stockholders generally, including, among others, the acceleration of the vesting of equity awards, receipt by certain executive officers of severance payments and benefits upon a qualifying termination within a set time period following the Merger, and continued indemnification following the Merger. These interests, among others, may influence, or appear to influence, our executive officers and directors and cause them to view the Merger differently from how our stockholders generally may view it.

Additional information regarding our executive officers and directors and their interests in the proposed Merger are included in our definitive Proxy Statement relating to the proposed Merger filed on Schedule 14A with the SEC on June 30, 2025.

If the Merger is consummated, our stockholders will not be able to participate in any further upside to our business.

If the Merger is consummated, each share of common stock (other than certain excluded shares) held by our stockholders immediately prior to the effective time of the Merger will be cancelled and automatically cease to exist and will be converted into the right to receive $8.00 per share in cash, without interest, subject to applicable withholding taxes plus one contingent value right for $2.00. As a result, even if our business following the Merger performs well, our current stockholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.

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

We have incurred significant operating losses since our inception. We do not have any products approved for sale and have not generated any product revenue since our inception. If our therapeutic candidates are not successfully developed and approved, we may never generate any, or any significant revenue. Our net loss was $49.1 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $356.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our therapeutic candidates will require substantial additional development time and resources before we would be able to apply for or potentially receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our therapeutic candidates.

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
the proposed Merger with Sanofi;
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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:

•
the timing and outcomes of preclinical studies and clinical trials for VG-3927 and any therapeutic candidates from our discovery programs, or competing therapeutic candidates;
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
•
any delays in regulatory review or approval of VG-3927 or therapeutic candidates from any of our discovery programs;
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
•
competition from existing and potential future products that compete with VG-3927 or any of our other programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
the level of demand for any of our therapeutic candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our therapeutic candidates, if approved, and existing and potential future products that compete with VG-3927 or any of our discovery programs;
•
our ability to commercialize VG-3927 or therapeutic candidates from any of our discovery programs, if approved, inside and outside of the U.S., either independently or working with third parties;

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential or protected information that they maintain, our internal information technology systems and infrastructure and those of our third-party CROs, vendors and other contractors and consultants are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security compromises or breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, digital extortion, business email compromise, and denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information, systems, or infrastructure), which may compromise our systems infrastructure, data, or that of our third-party CROs, vendors and other contractors and consultants, or lead to data compromise, misuse, misappropriation, or leakage. The risk of a security compromise, incident, or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, insider threats, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence (AI) systems, to engage in illegal activities, including security incidents, that can result in the theft and misuse of personal information, confidential information, and intellectual property. Also, we have a hybrid work model, enabling our employees to split time between working from the office and working from home. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, decreased physical oversight of employees, as well as increased disbursement of physical machines. While we implement information technology controls to reduce the risk of a cyber security or data security compromise or incident, there is no guarantee that these measures will be adequate to safeguard all systems, data, or infrastructure, especially with an increased number of employees working remotely. The techniques used by cyber criminals change and evolve frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, insider threats, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Disruptions or security compromises or incidents resulting in a loss of, or damage to, our data, systems, infrastructure, or applications, or those of our third-party CROs, vendors and other contractors and consultants, or inappropriate use, access, or disclosure of confidential, protected, or proprietary information, could generate liability and reputational damage and the further development and commercialization, if approved, of VG-3927 or any future therapeutic candidates could be delayed. The costs related to significant security compromises, incidents, or disruptions could be material and not be covered by or exceed the limits of the cybersecurity insurance we maintain against such risks. We may have limited recourse for disruptions, compromises, or breaches of the information technology systems or infrastructure of our third-party CROs, vendors and other contractors and consultants, and we may have to expend significant resources to respond to, mitigate, and remediate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

Our data protection efforts and our investment in information technology do not preclude significant breakdowns, data leakages, incidents, compromises, or vulnerabilities in our systems, or those of our third-party CROs, vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. The loss of clinical trial data for VG-3927 or any other future clinical candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data.

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

On March 21, 2023, we filed a Registration Statement on Form S-3, as amended (the 2023 Shelf) with the SEC, which was declared effective on March 30, 2023 (File No. 333-270710) in relation to the registration of common stock, preferred stock, debt securities, warrants and units of any combination thereof. We also simultaneously entered into an Open Market Sale Agreement (the Sale Agreement) with Jefferies LLC (the Sales Agent) to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under the 2023 Shelf and subject to the limitations thereof. Under the terms of the Sale Agreement, we agreed to pay the Sales Agent cash commissions of up to 3.0% of the gross proceeds of sales of common stock under the Sale Agreement. As of August 1, 2025, we have sold 8,671,793 shares of common stock under the ATM program and received aggregate net proceeds of $22.8 million. As of August 1, 2025, approximately $76.5 million of our common stock remained available for issuance under our ATM program.

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

We may expend our limited resources to pursue particular therapeutic candidates or indications, such as our focus on developing VG-3927 for AD, and fail to capitalize on therapeutic candidates or indications that may be more profitable or for which there is a greater likelihood of success. As such, our business is highly dependent on the clinical advancement of our programs and is especially dependent on the success of our clinical candidates.

One of our strategies is to identify and pursue clinical development of therapeutic candidates beyond VG-3927. Given our limited human capital and financial resources, we must focus on research programs and therapeutic candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other therapeutic candidates or for indications other than ALSP and AD that later prove to have greater commercial potential. We are highly dependent on the success of our current pipeline candidates for common neurodegenerative disease starting from patient segments with known genetic variations associated with microglial dysfunction. If either of our clinical candidates encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our pipeline could be greatly diminished, and our development plans could be curtailed and our business would be significantly harmed.

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

We have conducted, and in the future, may conduct clinical trials that utilize an “open-label” trial design, which are subject to various limitations that may exaggerate therapeutic effect or influence reporting of adverse events as patients in open-label clinical trials are aware when they are receiving treatment.

We have conducted, and in the future, may conduct clinical trials that utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational therapeutic candidate or an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational therapeutic candidate and sometimes may do so with different dosing regimens. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where, on one hand, patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. On the other hand, patients who know that they are receiving an experimental treatment may expect and report negative outcomes, which may influence the reporting of adverse events during an open-label trial. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. In any event, results from an open-label trial may not be predictive of future clinical trial results, including blinded and/or controlled trials, that test any of our therapeutic candidates.

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

Clinical trials are expensive, difficult to design and implement and can take many years to complete, and their outcome is inherently uncertain. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in trial design, dose selection issues, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. No therapeutic has been approved for the treatment of ALSP and the regulatory pathway for approval of a therapeutic for ALSP is uncertain. Given the lack of precedent, we may encounter difficulties in identifying and establishing clinical endpoints that FDA would consider clinically meaningful. Through our interactions with the FDA to date we cannot be certain how many clinical trials of VG-3927 or any other therapeutic candidates will be required or how such future trials should be designed. Even after the FDA has received and commented on the design for our clinical trials, the agency may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval. Consequently, despite future regulatory interactions and advice, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our therapeutic candidates. Clinical trials also may fail to demonstrate that our therapeutic candidates are safe for humans and effective for indicated uses. Successful completion of clinical trials is a prerequisite to submitting an NDA or BLA to the FDA or similar marketing applications to other regulatory authorities for each therapeutic candidate. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

In addition, we may experience delays or disruptions in the initiation of or enrollment in our clinical trials due to external factors such as changes in local site or IRB policies, availabilities or changes of site staff, or a public health crisis. Furthermore, some of our competitors have ongoing clinical trials for therapeutic candidates that treat the same indications we plan to target with our therapeutic candidates, such as AD. Accordingly, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ therapeutic candidates. Patient enrollment or trial completion may be affected by other factors including:

•
clinicians’ and patients’ perceived risks and benefits of the therapeutic candidate under trial, particularly therapeutic candidates developed using a novel and unproven therapeutic approach, such as VG-3927, in relation to available or investigational drugs;
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

We have not yet completed late-stage clinical trials of any of our therapeutic candidates, and our understanding of the clinical safety profile of these candidates is still limited to our Phase 2 clinical trial, Phase 1 clinical trial and pre-clinical studies. There may be serious adverse events or undesirable side effects related to our therapeutic candidates. To our knowledge, no approved products target TREM2. Moreover, it is impossible to predict when or if any therapeutic candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, it is likely that there may be side effects and adverse events associated with use of our therapeutic candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our therapeutic candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

The results from early preclinical studies of a therapeutic candidate may not predict the results of later preclinical studies and any clinical trials of the therapeutic candidate. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. For example, although we advanced iluzanebart into a Phase 2 clinical trial in ALSP patients after completing certain preclinical studies and a Phase 1 clinical trial in healthy volunteers, we announced in June 2025 that the Phase 2 trial showed no beneficial effects on biomarker or clinical efficacy endpoints with treatment of iluzanebart in ALSP patients. Based upon these results, the Phase 2 long-term extension study is being discontinued. In addition, although VG-3927 has been studied in preclinical studies and a recently completed Phase 1 clinical trial, we do not know whether its performance in preclinical studies or its prior clinical trial will be indicative of the performance of VG-3927 in future clinical trials or in AD patients, nor do we know whether performance of our other potential therapeutic candidates in preclinical studies will be indicative of their performance in clinical trials. The positive results we have observed for our therapeutic candidates in early, GLP and non-GLP preclinical studies, animal and in vitro models may not be predictive of our future clinical trials in humans. This may be a result of technical challenges unique to that program or due to biology risk, which is unique to every program. As we progress our programs through clinical development, there may be new technical challenges that arise that cause an entire program to fail. Furthermore, for some indications that we are considering or pursuing there are no animal models that adequately mirror the human disease to predict any level of positive results. Unexpected observations or toxicities observed in these studies, or in IND-enabling studies for any of our other development programs, could delay clinical trials for VG-3927 or our other development programs.

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

Where possible, we plan to pursue accelerated development pathways in areas of high unmet need. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send status updates on such studies to the FDA every 180 days to be publicly posted by the agency, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

Prior to seeking accelerated approval, we would plan to seek feedback from the FDA, EMA or comparable foreign regulatory authorities and evaluate our ability to seek and receive such accelerated approval. Regulatory authorities may not agree with our proposed clinical development plans, and there can be no assurance that after our evaluation of the feedback and other factors we would decide to pursue or submit an NDA or BLA for accelerated approval or any other form of expedited development, review or approval. However, if and as we continue to engage with FDA and receive feedback from the Agency, there can be no assurance that we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, including from EMA or comparable foreign regulatory authorities, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further preclinical or clinical studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our therapeutic candidate would result in a longer time period to commercialization of such therapeutic candidate, could increase the cost of development of such therapeutic candidate and could harm our competitive position in the marketplace. Moreover, even if we are able to obtain accelerated approval for any of our therapeutic candidates, there is no guarantee that post-approval studies will be able to confirm the clinical benefit, which could cause FDA to withdraw our approval.

We may in the future seek fast track designation and orphan drug designation, such as breakthrough therapy designation and/or priority review from the FDA or similar designations from other regulatory authorities for one or more of our therapeutic candidates. Even if one or more of our therapeutic candidates hold or in the future receive any of these designations, we may be unable to obtain or maintain the benefits associated with such designation.

The FDA has established various designations to facilitate more rapid and efficient development and approval of certain types of drugs. Such designations include fast track designation, breakthrough therapy designation, priority review and orphan drug designation. Fast track designation is designed to facilitate the development and expedite the review of therapies for serious conditions that fill an unmet medical need. Programs with fast track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast track designation applies to both the therapeutic candidate and the specific indication for which it is being studied. If any of our therapeutic candidates that may in the future receive fast track designation do not continue to meet the criteria for fast track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply or due to other issues, we will not receive the benefits associated with the fast track program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including contract manufacturing organizations (CMOs) for the manufacturing of any therapeutic candidates we test in preclinical or clinical development, as well as CROs for the conduct of our preclinical testing and research and CROs for the conduct of our clinical trials. We have established non-exclusive relationships with these CMOs for the manufacturing of VG-3927 drug substance and drug product, and other third parties for testing, fill finish, and packaging and labeling. Any of these third parties may terminate their engagements with us at any time. A need to enter into alternative arrangements could delay our product development activities. Delays in CMO production of VG-3927 drug substance or drug product would delay our ability to conduct and complete clinical trials. In addition, these third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

We are and expect to continue to be reliant upon third-party licensors for certain patent and other intellectual property rights that are important or necessary to the development of our therapeutic programs, therapeutic candidates, and proprietary technologies. For example, we rely on the Amgen Agreement for a license to technologies necessary for our small molecule agonist program, VG-3927, which includes a portfolio of approximately 1,000 compounds. The Amgen Agreement imposes, and we expect that any future license agreement will impose, specified diligence, milestone payments, royalty, commercialization, development and other obligations on us and require us to meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses.

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

Although we do not currently have any drugs on the market, our current and future operations are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of VG-3927 and future therapeutic candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute VG-3927 and future therapeutic candidates for which we obtain marketing approval. For more information regarding the risks related to these laws and regulations please see “Business – Government Regulation – Other Healthcare Laws” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

As of July 31, 2025, we had 67 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, regulatory affairs and, if any of our therapeutic candidates receive marketing approval, sales, marketing and distribution. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need. Future growth will impose significant added responsibilities on members of management, including identifying, recruiting, integrating, maintaining and motivating additional employees and managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize VG-3927, our other pipeline therapeutic candidates or any future therapeutic candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Regarding therapeutics that are being developed for the same diseases or disorders as our product candidates, we consider the main competitors for VG-3927 for AD to be third parties developing therapeutics targeting TREM2, including Novartis AG, which is developing VHB937, a TREM2 targeting antibody, for amyotrophic lateral sclerosis and Alzheimer's Disease. In addition, there are many third parties pursuing clinical development of therapeutics for AD. The University of Oxford in collaboration with Janssen Pharmaceutica NV has reported a Phase I trial of JNJ-40346527 (edicotinib), a small molecule CSF-1R antagonist. Elixiron Immunotherapeutics, Inc. has reported a Phase I trial of EI-1071, a small molecule that inhibits the tyrosine kinase activity of CSF-1R. In addition, there are others developing therapeutics for AD that do not target TREM2. Notable examples include those that are based on reduction of ß-amyloid plaques, such as LEQEMBI™ (lecanemab-irmb), which is from Biogen, Inc. and was FDA approved in 2023. Also, in July 2024, the FDA approved KisunlaTM (donanemab) which is marketed by Eli Lilly for the treatment of people living with early symptomatic AD. Other ß-amyloid therapeutics and additional approaches for AD are being pursued by Roche (Genentech) and others.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 34% of our outstanding voting stock as of July 31, 2025 based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act and information obtained from Company records.

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

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. As of June 30, 2025, we have sold 8,671,793 shares of common stock under our ATM program. Additionally, pursuant to our 2021 Stock Option and Incentive Plan (2021 Plan), our management is authorized to grant stock options to our employees, directors and consultants. Unless the administrator of the 2021 Plan elects otherwise, the number of shares reserved under our 2021 Plan increases annually by up to five percent of the number of shares of stock issued and outstanding on the immediately preceding December 31 and our stockholders will experience additional dilution, which could cause our stock price to fall. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

A prolonged government shutdown or significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Disruptions at agencies that regulate our research and development activities and our clinical trials, or changes to such agencies’ budgets, may negatively impact our operations and clinical trials and may limit our ability to seek additional funding in the future. Further, future government shutdowns or other disruptions could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or resulting in the inability of any future customers to demand and pay for VG-3927, if approved. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Trading Arrangements

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended June 30, 2025.

Item 6. Exhibits

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of May 21, 2025, by and among Sanofi, Vesper Acquisition Sub Inc. and Vigil Neuroscience, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K filed by the Company on May 22,2025).

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

3.4	Amended and Restated Bylaws of the Registrant. (incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K (File No. 001-41200) filed on June 6, 2024).

10.1	Letter Agreement, dated as of May 21, 2025 by and between Vigil Neuroscience, Inc. and Amgen Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 22, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Vigil Neuroscience, Inc.

Date: August 5, 2025	By:	/s/ Ivana Magovčević-Liebisch
Ivana Magovčević-Liebisch, PhD, JD
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Jennifer Ziolkowski
Jennifer Ziolkowski
Chief Financial Officer (Principal Financial and Accounting Officer)